Form 10-Q
period 1996-06-30
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 1996-08-30
CIK 755110

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 _____________

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 5(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996                 Commission File No. 33-62895
- -----------------------------------                 ----------------------------

                  John Hancock Variable Life Insurance Company
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                          04-2664016
- ---------------------------------------------------------       -------------
          (State or other jurisdiction of                      I.R.S. Employer
          incorporation or organization)                     Identification No.)

     200 Clarendon Street, Boston, Massachusetts                    02117
- ---------------------------------------------------------       -------------
     (Address of principal executive offices                      (Zip Code)

     Registrant's telephone number, including area code         (617)572-9196
                                                                -------------

                              None
                              ----
    (Former name, former address, and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                              Yes X    No
                                 ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                      Shares Outstanding
              Class                   at August 15, 1996
              -----                   ------------------

           common stock,                     50,000
          $50 par value

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                  --------------------------------------------
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                             Page #

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements
- -------   ------------------------------

     .    Statement of Financial Position as of
          June 30, 1996, and December 31, 1995..............    3

     .    Statements of Operation and Unassigned
          Deficit for the Three Months and Six Months
          Ended June 30, 1996 and 1995......................    4

     .    Condensed Statements of Cash Flows for
          the Six Months Ended June 30,
          1996, and 1995....................................    5

     .    Statements of Stockholder's Equity
          for the Six Months Ended
          June 30, 1996, and 1995...........................    6


     .    Condensed Notes to Financial Statements...........    7

Item 2.   Management's Discussion
          and Analysis......................................    7


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................   12

SIGNATURES


PART I.   FINANCIAL INFORMATION


                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION

                                           (Unaudited)
                                             June 30     December 31
                                              1996           1995
                                        ----------------------------
                                           (In millions)

ASSETS
Bonds                                         $  707.2      $  552.8
Preferred stocks                                   5.0           5.0
Common stocks                                      1.5           1.7
Investment in affiliates                          69.0          65.3
Mortgage loans on real estate                    149.0         146.7
Real estate                                       43.4          36.4
Policy loans                                      71.4          61.8
Cash and temporary cash investments               12.5          76.6
Premiums due and deferred                         37.3          39.6
Investment income due and accrued                 20.5          18.6
Other general account assets                      22.7          20.8
Assets held in separate accounts               2,790.5       2,421.0
                                        ----------------------------
     TOTAL ASSETS                             $3,930.0      $3,446.3
                                        ============================

OBLIGATIONS AND STOCKHOLDER'S EQUITY

OBLIGATIONS
Policy reserves                               $  790.3      $  671.1
Federal income and other taxes
 payable                                          15.2          14.2
Other accrued expenses                            57.7          79.9
Asset valuation reserve                           15.4          15.4
Obligations related to separate accounts       2,786.2       2,417.0
                                        ----------------------------
   TOTAL OBLIGATIONS                           3,664.8       3,197.6

STOCKHOLDER'S EQUITY
Common Stock, $50 par value; authorized
50,000 shares; issued and outstanding
shares 50,000                                      2.5           2.5
Paid-in capital                                  377.5         377.5
Unassigned deficit                              (114.8)       (131.3)
                                        ----------------------------


    TOTAL STOCKHOLDER'S EQUITY                   265.2         248.7
                                        ----------------------------


  TOTAL OBLIGATIONS AND STOCKHOLDER'S
   EQUITY                                     $3,930.0      $3,446.3
                                        ============================


See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT

                                                         (Unaudited)
                                           Three months ended     Six months ended
                                                June 30               June 30
                                        -------------------------------------------
                                            1996       1995       1996       1995
                                          ---------  ---------  ---------  --------
INCOME
  Premiums                                 $ 310.0    $ 142.9    $ 485.4    $ 242.8
  Net investment income-Note 4                18.1       14.9       35.9       31.2
  Other, net                                  47.9       20.0       73.9       43.5
                                        -------------------------------------------
                                             376.0      177.8      595.2      317.5

BENEFITS AND EXPENSES
  Payments to policyholders and
   beneficiaries                              57.1       59.9      118.1      111.2
  Additions to reserves to provide for
   future payments to policyholders and
    beneficiaries                            244.5       66.8      342.4      100.8
  Expenses of providing service to
   policyholders and obtaining new
   insurance                                  48.7       41.9       94.5       82.3
  State and miscellaneous taxes                5.7        3.2        8.1        6.1
                                        -------------------------------------------
                                             356.0      171.8      563.1      300.4

        GAIN FROM OPERATIONS
         BEFORE FEDERAL INCOME TAXES
         AND NET REALIZED CAPITAL GAINS       20.0        6.0       32.1       17.1

Federal income taxes                           8.5        7.3       16.6       13.0
                                        -------------------------------------------
        GAIN FROM OPERATIONS
         BEFORE NET REALIZED CAPITAL
         GAINS (LOSSES)                       11.5       (1.3)      15.5        4.1

Net realized capital gains (losses)           (1.0)       0.2       (1.0)      (0.6)
                                        -------------------------------------------
         NET GAIN (LOSS)                      10.5       (1.1)      14.5        3.5

Unassigned deficit at beginning
 of period                                  (126.6)    (157.9)    (131.3)    (162.1)
Net unrealized capital gains (losses)
 and other adjustments                         0.8        0.6        1.2        0.9
Change in separate account surplus             0.1        0.6        0.3        0.3
Other reserves and adjustments                 0.4        0.1        0.5       (0.3)
                                        -------------------------------------------

UNASSIGNED DEFICIT AT END OF PERIOD        $(114.8)   $(157.7)   $(114.8)   $(157.7)
                                        ===========================================


See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS

                                             (Unaudited)
                                           Six months ended
                                               June 30
                                         -------------------
                                            1996      1995
                                          -------- ---------
Cash flows from operating activities:
 Insurance premiums                       $ 488.5   $ 245.8
 Net investment income                       34.3      31.3
 Benefits to policyholders and
  beneficiaries                            (109.7)   (105.4)
 Dividends paid to policyholders             (7.7)     (6.1)
 Insurance expenses and taxes              (101.7)    (90.3)
 Net transfers to separate accounts        (234.1)    (87.9)
 Other, net                                  54.7      21.4
                                          ------------------
NET CASH PROVIDED FROM OPERATIONS           124.3       8.8

Cash flows used in investing activities:
 Bond purchases                            (263.5)    (22.8)
 Bond sales                                  84.4       8.8
 Bond maturities and scheduled
  redemptions                                11.3      17.7
 Bond prepayments                            12.0       0.3
 Stock purchases                             (1.4)     (1.7)
 Proceeds from stock sales                    0.0       0.2
 Real estate purchases                       (6.2)    (10.5)
 Real estate sales                            0.1       0.0
 Other invested assets purchases             (0.2)     (0.1)
 Proceeds from the sale of other
  invested assets                             0.6       0.0
 Mortgage loans issued                      (13.2)     (3.0)
 Mortgage loan repayments                     9.5      12.3
 Other, net                                 (21.8)    (25.8)
                                          -----------------
 NET CASH USED IN INVESTING ACTIVITIES     (188.4)    (24.6)

     DECREASE IN CASH AND TEMPORARY
      CASH INVESTMENTS                      (64.1)    (15.8)
Cash and temporary cash investments at
 beginning of year                           76.6      76.0
                                          ------------------

    CASH AND TEMPORARY CASH INVESTMENTS
       AT THE END OF PERIOD               $  12.5   $  60.2
                                          ==================




See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                          Common   Paid-in  Unassigned
                                           Stock   Capital    Deficit     Total
                                        ---------------------------------------
                                                      (In millions)
For the six months ended June 30, 1995
(unaudited)
Balance at January 1, 1995                $ 25.0    $355.0     $(162.1)  $217.9
1995 Transactions:
       Net gain                                                    3.5      3.5
       Net unrealized capital gains and
        other adjustments                                          0.9      0.9
       Change in separate account
        surplus                                                    0.3      0.3
       Other reserves and adjustments                             (0.3)    (0.3)
       Reclassification of paid-in
        capital                            (22.5)     22.5                  0.0
                                          -------------------------------------
Balance at June 30, 1995                  $  2.5    $377.5     $(157.7)  $222.3
                                          =====================================

For the six months ended June 30, 1996
(unaudited)
Balance at January 1, 1996                $  2.5    $377.5     $(131.3)  $248.7
1996 Transactions:
       Net gain                                                   14.5     14.5
       Net unrealized capital gains and
        other adjustments                                          1.2      1.2
       Change in separate account
        surplus                                                    0.3      0.3
       Other reserves and adjustments                              0.5      0.5
                                          -------------------------------------
Balance at June 30, 1996                  $  2.5    $377.5     $(114.8)  $265.2
                                          =====================================



See condensed notes to the financial statements (unaudited).

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared on the basis of accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance and in conformity with the practices of the National Association of Insurance Commissioners, which were considered generally accepted accounting principles for a stock life insurance company wholly-owned by a mutual company for years prior to 1996. However, in April 1993, the Financial Accounting Standard Board (FASB) issued Interpretation 40, "Applicability of General Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises" (Interpretation). The Interpretation, as amended, is effective for 1996 annual financial statements and thereafter and no longer will allow statutory-basis financial statements to be described as being prepared in conformity with generally accepted accounting principles (GAAP). Upon the effective date of the Interpretation, in order for their financial statements to be described as being prepared in conformity with GAAP, mutual life insurance companies will be required to adopt all applicable authoritative GAAP pronouncements in any general-purpose financial statements that they may issue. John Hancock Variable Life Insurance Company (the Company) has not quantified the effects of the application of the Interpretation on its financial statements.

The Company has not yet determined whether for general purposes it will continue to issue statutory-basis financial statements or statements adopting all applicable authoritative GAAP pronouncements. If the Company decides that its general-purpose financial statements will be prepared in accordance with GAAP rather than statutory accounting practices, the financial statements included herein would have to be restated to reflect all applicable authoritative GAAP pronouncements, including Statement of Financial Accounting Standards (SFAS) Nos. 60, 97, and 113.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.



   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


   Financial Condition

   As of June 30, 1996, total assets grew by 14.0% to $3,930.0 million, from $3,446.3 million at December 31, 1995. This increase is principally due to the growth in the separate accounts where assets increased by 15.3% during 1996 from $2,421.0 million at December 31, 1995, to $2,790.5 million at June 30, 1996. Total obligations grew by 14.6% to $3,664.8 million from $3,197.6 million at December 31, 1995. Most of this growth in total obligations was in the separate accounts, which grew by $369.2 million during 1996, from $2,417.0 million at December 31, 1995, to $2,786.2 million at June 30, 1996. Separate account assets and liabilities consist primarily of the fund balances associated with variable life and annuity business. The asset holdings include fixed income, equity growth, total return real estate, and global mutual funds, with liabilities representing amounts due to policyholders. Total stockholder's equity grew by 6.6% from $248.7 million at December 31, 1995, to $265.2 million at June 30, 1996.

   Investments

     The Company continues to address industry wide issues of asset quality and liquidity that have emerged in recent years. JHVLICO's bond portfolio is highly diversified. It maintains diversity by geographic region, industry group, and limiting the size of individual investments relative to the total portfolio. For the past several years, the Company has invested new money predominantly in long-term investment grade corporate bonds as a means of lowering the relative proportion of assets invested in commercial mortgages. As a result, the Company's holdings in investment (NAIC SVO classes 1 and 2) and medium (NAIC SVO class 3) grade bonds are 89.8% and 7.8%, respectively, of total general account bonds at June 30, 1996. The corresponding percentages at December 31, 1995 were 90.1% and 6.7%, respectively. Most of the medium grade bonds are private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. At June 30, 1996, the balance (NAIC SVO classes 4, 5, and 6) of 2.4% of total general account bonds consists of lower grade bonds and bonds in default. Bonds in default represent 0.8% of total general account bonds.

     Management believes the Company's commercial mortgage lending philosophy and practices are sound. The Company generally makes mortgage loans against properties with proven track records and high occupancy levels, and typically does not make construction or condominium loans nor lend more than 75% of the property's value at the time of the loan. To assist in the management of its mortgage loans, the Company uses a computer-based mortgage risk analysis system.

     The Company has outstanding commitments to purchase long-term bonds and issue real estate mortgages totaling $58.2 million and $2.4 million, respectively at June 30, 1996. The corresponding amounts at December 31, 1995 were $16.6 million and $5.4 million, respectively. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The majority of these commitments expire in 1996 and 1997.

   Reserves and Obligations

     The Company's obligations principally consist of aggregate reserves for life policies and contracts of $790.3 million in the general account and obligations of $2,786.2 million in the separate accounts at June 30, 1996. The corresponding amounts at December 31, 1995 were $671.1 million and $2,417.0 million, respectively. These liabilities are computed in accordance with commonly accepted actuarial standards and are based on actuarial assumptions which are in accordance with, or more conservative than, those called for in state regulations. All reserves meet the requirements of the insurance laws of the Commonwealth of Massachusetts. Intensive asset adequacy testing was performed in 1995 for all reserves. As a result of that testing, no additional reserves were established. Adequacy testing is done annually and generally performed in the fourth quarter.

     The Company's total obligations include the Asset Valuation Reserve ("AVR") required by the NAIC and state insurance regulatory authorities. At June 30, 1996 and December 31, 1995, the AVR was $15.4 million. The AVR contained voluntary contributions of $2.8 million in 1995. There was no voluntary contribution made during the six months ended June 30, 1996. Management believes the Company's level of reserve is adequate and is made more conservative by the voluntary contributions.

     The AVR was established to stabilize statutory surplus from non-interest related fluctuations in the market value of bonds, stocks, mortgage loans, real estate and other invested assets. The AVR generally captures realized and unrealized capital gains or losses on such assets, other than those resulting from changes in interest rates. Each year, the amount of an insurer's AVR will fluctuate as capital gains or losses are absorbed by the reserve. To adjust for such changes over time, an annual contribution must be made to the AVR equal to 20% of the difference between the maximum AVR (as determined annually according to the type and quality of an insurer's assets) and the actual AVR. The AVR provisions permitted a phase-in period whereby the required contribution was 10% in 1992, 15% in 1993, and the full 20% factor thereafter.

     Such contributions may result in a slower rate of growth of, or a reduction to, surplus. Changes in the AVR are accounted for as direct increases or decreases in surplus. The impact of the AVR on the surplus position of John Hancock in the future will depend in part on the composition of the Company's investment portfolio.

     The Interest Maintenance Reserve ("IMR") captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. These amounts are not reflected in the Company's capital account and are amortized into net investment income over the estimated remaining lives of the investments disposed. At June 30, 1996 and December 31, 1995 the balance of the IMR was $6.0 million and $6.9 million, respectively. The impact of the IMR on the surplus of the Company depends upon the amount of future interest related capital gains and losses on fixed income investments.

   Results of Operations

     For the six months ending June 30, 1996, the net gain from operations was $14.5 million, $11.0 million higher than the same period during 1995. For the quarter ending June 30, 1996, the net gain from operations was $10.5 million, $11.6 million higher than the same period during 1995.

For the six months ending June 30, 1996, total revenues increased by 87.5%, or $277.7 million to $595.2 million as compared to the same period during 1995. For the quarter ending June 30, 1996, total revenues increased by 111.5%, or 198.2 million as compared to the same period in 1995. For the six months ending June 30, 1996, premiums, net of premium ceded to reinsurers, increased by 99.9% or $242.6 million to $485.4 as compared to the same period during 1995. For the quarter ending June 30, 1996 premiums, net of premium ceded to reinsurers, increased by 116.9% or $167.1 million as compared to the same period during 1995. Of this three month increase, $100.0 million was due to sales of corporate owned life insurance. For the six months ending June 30, 1996, net investment income increased by 15.1% or $4.7 million to $35.9 million as compared to the same period during 1995. For the quarter ending June 30, 1996, net investment income increased by 21.5% or $3.2 million as compared to the same period during 1995. These increases can be attributed to an increase in gross income on long-term bonds for the six and three month periods ended June 30, 1996 of $4.9 million, and $2.9 million, respectively. The increase on long-term bond income was the result of an increased asset base. For the six months ending June 30, 1996, and for the quarter ending June 30, 1996, other income increased by $30.4 million and $27.9 million, respectively compared to the same periods in 1995. These increases were primarily attributable to the increase in commission and expense allowances and reserve adjustments on reinsurance ceded.

For the six months ending June 30, 1996, total benefits and expenses increased by 87.5% or $262.7 million to $563.1 million as compared to the same period during 1995. For the quarter ending June 30, 1996 total benefits and expenses increased by 107.2% or $184.2 million as compared to the same period during 1995. For the six months ending June 30, 1996, benefit payments and additions to reserves increased by 117.2% or $248.5 million to $460.5 million as compared to the same period during 1995. For the quarter ending June 30, 1996, benefit payments and additions to reserves increased by 138.0% or $174.9 million as compared to the same period during 1995. For the six months ending June 30, 1996, insurance expenses increased by 14.8% or $12.2 million to $94.5 million as compared to the same period during 1995. For the quarter ending June 30, 1996, insurance expenses increased by 16.2% or $6.8 million as compared to the same period during 1995. These increases in insurance expenses were attributable largely to commission expense resulting from the sale of new business.

     Liquidity and Capital Resources

     The Company's liquidity resources at June 30, 1996, include cash and short-term investments of $12.5 million, public bonds of $352.8 million, and investment grade private placement bonds of $339.6 million. The corresponding amounts at December 31, 1995 were $76.6 million, $206.2 million, and $294.7 million, respectively. In addition, the Company's separate accounts are highly liquid and are available to meet most outflow needs for variable life insurance.

     Management believes the liquidity resources above of $704.9 million as of June 30, 1996, strongly position the Company to meet all its obligations to policyholders and others. Generally, the Company's financing needs are met by means of funds provided by normal operations. As of June 30, 1996 and year end 1995, the Company had no outstanding borrowings from sources outside its affiliated group.

     Total surplus, or stockholder's equity, including the AVR, is $280.6 million as of June 30, 1996 compared to $264.1 million as of December 31, 1995. The current statutory accounting treatment of deferred acquisition cost ("DAC") taxes results in an understatement of the Company's surplus, which will persist during periods of growth in new business written. These taxes result from federal income tax law that approximates acquisition expenses and then spreads the corresponding tax deduction over a period of years. The result is a DAC tax which is collected immediately and subsequently returned through tax deduction in later years.

     Since it began its operations, the Company has received a total of $381.8 million in capital contributions from John Hancock, of which $377.5 million is credited to paid-in capital and $2.5 million is credited to capital stock as of June 30, 1996. In 1993, $1.8 million of capital was returned to John Hancock. To support the Company's operations, for the indefinite future, John Hancock is committed to make additional capital contributions if necessary to ensure that the Company maintains a positive net worth. The Company's stockholder's equity, net of unassigned deficit, was $265.2 million at June 30, 1996 and $248.7 million at December 31, 1995.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.  Financial Data Sheet

          (b)  Reports on Form 8-K

               None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              John Hancock Variable
                              Life Insurance Company
                              ----------------------
                                  (Registrant)

Date:  8-21-96                /s/ Henry D. Shaw
       -------                -----------------
                              Vice Chairman and President


Date:  8-22-96                /s/ Patrick F. Smith
       -------                --------------------
                              Controller