Form 10-Q
period 1996-09-30
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 1996-11-14
CIK 755110

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 _____________

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 5(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996     Commission File No. 33-62895
-------------------------------------------------------------------------

                  John Hancock Variable Life Insurance Company
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                               04-2664016
-------------------------------------------------------------------------
 (State or other jurisdiction of                    I.R.S. Employer
 incorporation or organization)                     Identification No.)

 200 Clarendon Street, Boston, Massachusetts             02117
-------------------------------------------------------------------------
 (Address of principal executive offices               (Zip Code)

 Registrant's telephone number, including area code    (617)572-9196
                                                       -------------
                                     None
------------------------------------------------------------------------------
    (Former name, former address, and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                              Yes X    No
                                  -       -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Shares Outstanding
              Class                   at November 15, 1996
              -----                   --------------------
     common stock,                           50,000
     $50 par value

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                  --------------------------------------------
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Statements of Financial Position as of
          Septemeber 30, 1996, and
          December 31, 1995                             . . . . . . . .  2

          Statements of Operations and
          Unassigned Deficit for the
          Three Months and Nine Months Ended
          September 30, 1996, and 1995                  . . . . . . . .  3

          Statements of Cash Flows
          for the Nine Months Ended
          Septmeber 30, 1996 and 1995                   . . . . . . . .  4

          Statements of Stockholder's Equity
          for the Nine Months Ended
          September 30, 1996, and 1995                  . . . . . . . .  5

          Condensed Notes to Financial
          Statements                                    . . . . . . . .  6

Item 2.   Management's Discussion
          and Analysis                                  . . . . . . . .  7


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K              . . . . . . . . 10

SIGNATURES

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION


                                                       (Unaudited)
                                                September 30   December 31
                                                    1996           1995
                                               ----------------------------
                                                      (In millions)

ASSETS
       Bonds                                      $  762.1      $  552.8
       Preferred stocks                                4.8           5.0
       Common stocks                                   1.3           1.7
       Investment in affiliates                       70.1          65.3
       Mortgage loans on real estate                 152.7         146.7
       Real estate                                    43.4          36.4
       Policy loans                                   75.5          61.8
       Cash and temporary cash investments             0.0          76.6
       Premiums due and deferred                      35.5          39.6
       Investment income due and accrued              21.9          18.6
       Other general account assets                   26.4          20.8
       Assets held in separate accounts            2,982.9       2,421.0
                                                   ---------------------
                     TOTAL ASSETS                 $4,176.6      $3,446.3
                                                   =====================

OBLIGATIONS AND STOCKHOLDER'S EQUITY

OBLIGATIONS
       Policy reserves                            $  802.2      $  671.1
       Federal income and other taxes payable         17.8          14.2
       Other accrued expenses                         93.7          79.9
       Asset valuation reserve                        15.7          15.4
       Obligations related to separate accounts    2,978.6       2,417.0
                                                   ---------------------
                     TOTAL OBLIGATIONS             3,908.0       3,197.6

STOCKHOLDER'S EQUITY
       Common Stock, $50 par value; authorized
        50,000 shares; issued and outstanding
        50,000 shares                                  2.5           2.5
       Paid-in capital                               377.5         377.5
       Unassigned deficit                           (111.4)       (131.3)
                                                   ---------------------


                     TOTAL STOCKHOLDER'S EQUITY      268.6         248.7
                                                   ---------------------

     TOTAL OBLIGATIONS AND STOCKHOLDER'S EQUITY    $4,176.6      $3,446.3
                                                   ======================




See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT


                                                                  (Unaudited)
                                                    Three months ended    Nine months ended
                                                      September 30          September 30
                                                -------------------------------------------
                                                    1996       1995      1996       1995
                                                 ----------  --------  ---------  ---------
                                                               (In millions)

INCOME
  Premiums                                         $ 198.1   $ 136.1    $ 683.5    $ 378.9
  Net investment income                               20.7      15.9       56.6       47.1
  Other, net                                          26.8      14.1      100.8       57.7
                                                  ----------------------------------------
                                                     245.6     166.1      840.9      483.7

BENEFITS AND EXPENSES
  Payments to policyholders and beneficiaries         57.3      50.0      175.4      161.3
  Additions to reserves to provide for future
    payments to policyholders and beneficiaries      141.2      64.5      483.3      165.3
  Expenses of providing service to
    policyholders and obtaining new insurance         32.4      31.6      127.2      113.9
  State and miscellaneous taxes                        2.9       2.7       11.0        8.8
                                                  ----------------------------------------
                                                     233.8     148.8      796.9      449.3
                                                  ----------------------------------------

                   GAIN FROM OPERATIONS BEFORE
                  FEDERAL INCOME TAXES AND NET
               REALIZED CAPITAL GAINS (LOSSES)        11.8      17.3       44.0       34.4

Federal income taxes                                   8.0       6.9       24.6       19.9
                                                  ----------------------------------------
                         GAIN FROM OPERATIONS
                  BEFORE NET REALIZED CAPITAL
                               GAINS (LOSSES)         3.8      10.4       19.4       14.5

Net realized capital gains (losses)                    0.8       0.1       (0.2)      (0.6)
                                                  ----------------------------------------
                                     NET GAIN          4.6      10.5       19.2       13.9

Unassigned deficit at beginning of period           (114.8)   (157.7)    (131.3)    (162.1)

Net unrealized capital gains (losses)
 and other adjustments                                 0.8       1.1        2.0        2.0

Change in separate account surplus                     0.1       0.2        0.4        0.5
Other reserves and adjustments                        (2.1)      0.3       (1.7)       0.1
                                                  ----------------------------------------

          UNASSIGNED DEFICIT AT END OF PERIOD      $(111.4)  $(145.6)   $(111.4)   $(145.6)
                                                  ========================================



See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS


                                                        (Unaudited)
                                                     Nine months ended
                                                       September 30
                                                 ---------------------
                                                    1996       1995
                                                 ---------  ---------
                                                   (In millions)

Cash flows from operating activities:
 Insurance premiums                              $ 688.7    $ 383.4
 Net investment income                              55.4       46.1
 Benefits to policyholders and beneficiaries      (162.1)    (150.3)
 Dividends paid to policyholders                   (11.6)      (9.5)
 Insurance expenses and taxes                     (137.2)    (122.5)
 Net transfers to separate accounts               (369.3)    (149.4)
 Other, net                                         62.8       28.4
                                                ---------------------
   NET CASH PROVIDED FROM OPERATIONS               126.7       26.2
                                                ---------------------

Cash flows used in investing activities:
 Bond purchases                                   (420.3)     (53.3)
 Bond sales                                        168.8       16.7
 Bond maturities and scheduled redemptions          20.8       22.9
 Bond prepayments                                   18.7        5.3
 Stock purchases                                    (1.5)      (1.7)
 Proceeds from stock sales                           0.3        0.7
 Real estate purchases                             ( 6.5)     (15.5)
 Real estate sales                                   0.2        0.0
 Other invested assets purchases                    (0.2)       0.0
 Proceeds from the sale of other invested assets     1.0        0.0
 Mortgage loans issued                             (17.5)      (6.5)
 Mortgage loan repayments                           10.1       16.2
 Other, net                                         22.8      (34.6)
                                                ---------------------
    NET CASH USED IN INVESTING ACTIVITIES         (203.3)     (49.8)
                                                ---------------------
    DECREASE IN CASH AND TEMPORARY
                  CASH INVESTMENTS                 (76.6)     (23.6)
Cash and temporary cash investments at
  beginning of year                                 76.6       76.0
                                                ---------------------

    CASH AND TEMPORARY CASH INVESTMENTS
                   AT THE END OF PERIOD          $   0.0    $  52.4
                                                =====================




See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY




                                                Common   Paid-in  Unassigned
                                                 Stock   Capital    Deficit     Total
                                              ---------------------------------------
                                                          (In millions)
For the nine months ended September 30, 1995
(unaudited)
Balance at January 1, 1995                         $ 25.0    $355.0  $(162.1)  $217.9
1995 Transactions:
       Net gain                                                         13.9     13.9
       Net unrealized capital gains and
        other adjustments                                                2.0      2.0
       Change in separate account surplus                                0.5      0.5
       Other reserves and adjustments                                    0.1      0.1
       Reclassification of paid-in capital          (22.5)     22.5               0.0
                                              ---------------------------------------
Balance at September 30, 1995                      $  2.5    $377.5   (145.6)  $234.4
                                              =======================================

For the nine months ended September 30, 1996
(unaudited)
Balance at January 1, 1996                         $  2.5    $377.5  $(131.3)  $248.7
1996 Transactions:
       Net gain                                                         19.2     19.2
       Net unrealized capital gains and
        other adjustments                                                2.0      2.0
       Change in separate account surplus                                0.4      0.4
       Other reserves and adjustments                                   (1.7)    (1.7)
                                              ---------------------------------------
Balance at September 30, 1996                      $  2.5    $377.5  $(111.4)  $268.6
                                              =======================================



See condensed notes to the financial statements (unaudited).

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

CONDENSED NOTES TO FINANCIAL STATEMENTS
(unaudited.)



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


   Financial Condition

   As of September 30, 1996, total assets grew by 21.2% to $4,176.6 million, from $3,446.3 million at December 31, 1995. This increase is principally due to the growth in the separate accounts where assets increased by 23.2% during 1996 from $2,421.0 million at December 31, 1995, to $2,982.9 million at September 30, 1996. Total obligations grew by 22.2% to $3,908.0 million from $3,197.6 million at December 31, 1995. Most of this growth in total obligations was in the separate accounts, which grew by $561.6 million during 1996, from $2,417.0 million at December 31, 1995, to $2,978.6 million at September 30, 1996. Separate account assets and liabilities consist primarily of the fund balances associated with variable life and annuity business. The asset holdings include fixed income, equity growth, total return real estate, and global mutual funds, with liabilities representing amounts due to policyholders. Total stockholder's equity grew by 8.0% from $248.7 million at December 31, 1995, to $268.6 million at September 30, 1996.

   Investments

     The Company continues to address industry wide issues of asset quality and liquidity that have emerged in recent years. JHVLICO's bond portfolio is highly diversified. It maintains diversity by geographic region, industry group, and limiting the size of individual investments relative to the total portfolio. For the past several years, the Company has invested new money predominantly in long-term investment grade corporate bonds as a means of lowering the relative proportion of assets invested in commercial mortgages. As a result, the Company's holdings in investment (NAIC SVO classes 1 and 2) and medium (NAIC SVO class 3) grade bonds are 91.6% and 6.1%, respectively, of total general account bonds at September 30, 1996. The corresponding percentages at December 31, 1995 were 90.1% and 6.7%, respectively. Most of the medium grade bonds are private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. At September 30, 1996, the balance (NAIC SVO classes 4, 5, and 6) of 2.3% of total general account bonds consists of lower grade bonds and bonds in default. Bonds in default represent 0.8% of total general account bonds.

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

     The Company has outstanding commitments to purchase long-term bonds and issue real estate mortgages totaling $48.4 million and $45.3 million, respectively at September 30, 1996. The corresponding amounts at December 31, 1995 were $16.6 million and $5.4 million, respectively. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The majority of these commitments expire in 1996 and 1997.

   Reserves and Obligations

     The Company's obligations principally consist of aggregate reserves for life policies and contracts of $802.2 million in the general account and obligations of $2,978.6 million in the separate accounts at September 30, 1996. The corresponding amounts at December 31, 1995 were $671.1 million and $2,417.0 million, respectively. These liabilities are computed in accordance with commonly accepted actuarial standards and are based on actuarial assumptions which are in accordance with, or more conservative than, those called for in state regulations. All reserves meet the requirements of the insurance laws of the Commonwealth of Massachusetts. Intensive asset adequacy testing was performed in 1995 for all reserves. As a result of that testing, no additional reserves were established. Adequacy testing is done annually and generally performed in the fourth quarter.

     The Company's total obligations include the Asset Valuation Reserve ("AVR") required by the NAIC and state insurance regulatory authorities. At September 30, 1996, and December 31, 1995, the AVR was $15.7 million and $15.4 million, respectively. The AVR contained voluntary contributions of $2.8 million in 1995. There was no voluntary contribution made during the nine months ended September 30, 1996. Management believes the Company's level of reserve is adequate and is made more conservative by the voluntary contributions.

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

     The Interest Maintenance Reserve ("IMR") captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. These amounts are not reflected in the Company's capital account and are amortized into net investment income over the estimated remaining lives of the investments disposed. At September 30, 1996 and December 31, 1995 the balance of the IMR was $5.7 million and $6.9 million, respectively. The impact of the IMR on the surplus of the Company depends upon the amount of future interest related capital gains and losses on fixed income investments.


   Results of Operations

     For the nine months ending September 30, 1996, the net gain from operations was $19.2 million, $5.3 million higher than the same period during 1995. For the quarter ending September 30, 1996, the net gain from operations was $4.6 million, $5.9 million lower than the same period during 1995.

For the nine months ending September 30, 1996, total revenues increased by 73.8%, or $357.2 million to $840.9 million as compared to the same period during 1995. For the quarter ending September 30,1996, total revenues increased by 47.9%, or $79.5 million as compared to the same period in 1995. For the nine months ending September 30, 1996, premiums, net of premium ceded to reinsurers, increased by 80.4% or $304.6 million to $683.5 as compared to the same period during 1995. Of this nine month increase, $100.0 million was due to sales of corporate owned life insurance. For the quarter ending September 30, 1996 premiums, net of premium ceded to reinsurers, increased by 45.6% or $62.0 million as compared to the same period during 1995. For the nine months ending September 30, 1996, net investment income increased by 20.1% or $9.5 million to $56.6 million as compared to the same period during 1995. For the quarter ending September 30,1996, net investment income increased by 30.2% or $4.8 million as compared to the same period during 1995. These increases can be attributed to an increase in gross income on long-term bonds for the nine and three month periods ended September 30, 1996 of $12.9 million, and $7.9 million, respectively. The increase on long-term bond income was the result of an increased asset base. For the nine months ending September 30, 1996, and for the quarter ending September 30,1996, other income increased by $43.1 million and $12.7 million, respectively compared to the same periods in 1995. These increases were primarily attributable to the increase in commission and expense allowances and reserve adjustments on reinsurance ceded.

For the nine months ending September 30, 1996, total benefits and expenses increased by 77.4% or $347.6 million to $796.9 million as compared to the same period during 1995. For the quarter ending September 30,1996 total benefits and expenses increased by 57.1% or $85 million as compared to the same period during 1995. For the nine months ending September 30, 1996, benefit payments and additions to reserves increased by 101.7% or $332.1 million to $658.7 million as compared to the same period during 1995. For the quarter ending September 30,1996, benefit payments and additions to reserves increased by 73.4% or $84 million as compared to the same period during 1995. For the nine months ending September 30, 1996, insurance expenses increased by 11.7% or $13.3 million to $127.2 million as compared to the same period during 1995. For the quarter ending September 30,1996, insurance expenses increased by 2.5% or $0.8 million as compared to the same period during 1995. These increases in insurance expenses were attributable largely to commission expense resulting from the sale of new business.



     Liquidity and Capital Resources

     The Company's liquidity resources at September 30, 1996, include cash and short-term investments of $0.0 million, public bonds of $311.0 million, and investment grade private placement bonds of $401.1 million. The corresponding amounts at December 31, 1995 were $76.6 million, $206.2 million, and $294.7 million, respectively. In addition, the Company's separate accounts are highly liquid and are available to meet most outflow needs for variable life insurance.

     Management believes the liquidity resources above of $712.1 million as of September 30, 1996, strongly position the Company to meet all its obligations to policyholders and others. Generally, the Company's financing needs are met by means of funds provided by normal operations. As of September 30, 1996 and year end 1995, the Company had no outstanding borrowings from sources outside its affiliated group.

     Total surplus, or stockholder's equity, including the AVR, is $284.3 million as of September 30, 1996 compared to $264.1 million as of December 31, 1995. The current statutory accounting treatment of deferred acquisition cost ("DAC") taxes results in an understatement of the Company's surplus, which will persist during periods of growth in new business written. These taxes result from federal income tax law that approximates acquisition expenses and then spreads the corresponding tax deduction over a period of years. The result is a DAC tax which is collected immediately and subsequently returned through tax deduction in later years.

     Since it began its operations, the Company has received a total of $381.8 million in capital contributions from John Hancock, of which $377.5 million is credited to paid-in capital and $2.5 million is credited to capital stock as of September 30, 1996. In 1993, $1.8 million of capital was returned to John Hancock. To support the Company's operations, for the indefinite future, John Hancock is committed to make additional capital contributions if necessary to ensure that the Company maintains a positive net worth. The Company's stockholder's equity, net of unassigned deficit, was $268.6 million at September 30, 1996 and $248.7 million at December 31, 1995.

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

                              John Hancock Variable
                              Life Insurance Company
                              ----------------------------
                              (Registrant)

Date:  11-12-96               /s/ Henry D. Shaw
       --------               ----------------------------
                              Vice Chairman and President


Date:  11-12-96               /s/ Patrick F. Smith
       --------               ----------------------------
                              Controller