Form 10-K
period 1996-12-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 1997-03-28
CIK 755110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                -------------------------------------------------

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________ TO _______


               ---------------------------------------------------

                         COMMISSION FILE NUMBER 33-62895

               ---------------------------------------------------

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


             MASSACHUSETTS                              04-2664016
     State or other jurisdiction of           I.R.S. Employer Identification
     incorporation or organization            Number

                              200 Clarendon Street
                           Boston, Massachusetts 02117
                                 (617) 572-5060

               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)
           -----------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE

           ----------------------------------------------------------

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             /X/ Yes                                        / / No

          ------------------------------------------------------------
          ------------------------------------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Form S-1 Amended Registration Statement to be filed by the Registrant are incorporated by reference into Parts I, II, and III.


                                     PART I

ITEM 1.  BUSINESS

         "Business of JHVLICO" on page 16, "Competition" on page 22, and "Regulation" on page 23 of the prospectus attached hereto as Exhibit 99 are incorporated herein.

ITEM 2.  PROPERTIES

         "Employees and Facilities" on page 22, and "Transactions with JHMLICO" on page 22 of the prospectus attached hereto as Exhibit 99 are incorporated herein.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings (other than ordinary routine litigation incidental to the business) to which the registrant is a party and which the registrant believes would result in a material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

      Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

      "Selected Financial Data" on page 16 of the prospectus attached hereto as
Exhibit 99 is incorporated herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         AND RESULTS OF OPERATION

      "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 22 of the prospectus attached hereto as
Exhibit 99 is incorporated herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Report of Independent Auditors and JHVLICO financial statements on pages F1 through F16 of the prospectus attached hereto as Exhibit 99 are incorporated herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT

      "Directors and Executive Officers" on page 24 of the prospectus attached hereto as Exhibit 99 is incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

      "Executive Compensation" on page 25 of the prospectus attached hereto as
Exhibit 99 is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

      All of JHVLICO's outstanding shares are owned by John Hancock Mutual Life Insurance Company, 200 Clarendon Street, Boston, Massachusetts 02117.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Transactions with JHMLICO" on page 22 of the prospectus attached hereto as Exhibit 99 is incorporated herein.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)(1) The following financial statements of John Hancock Variable Life Insurance Company are included in Item 8:

         Statutory-Basis Statements of Financial Position -- December 31,
                1996 and 1995
         Statutory-Basis Statements of Operations and Unassigned Deficit --
                Years ended December 31, 1996, 1995 and 1994
         Statutory-Basis Statements of Cash Flows -- Years ended December 31,
                1996, 1995 and 1994
         Statutory-Basis Statements of Stockholder's Equity -- Years ended
                December 31, 1996, 1995 and 1994
         Notes to Statutory-Basis Financial Statements -- December 31, 1996

(a)(2)   The following financial statement schedules are included as schedules to this form:

                 I. Summary of Investments -- Other Than Investments in Related
                    Parties

               III. Supplementary Insurance Information

                IV. Reinsurance

         All other schedules required by Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)   Listing of Exhibits

         3(i) Articles of Incorporation of John Hancock Variable Life Insurance Company (incorporated by reference from Form S-1 Registration Statement of JHVLICO filed on September 25, 1995, File No. 33-62895).

         3(ii) By-laws of John Hancock Variable Life Insurance Company (incorporated by reference from Form S-1 Registration Statement of JHVLICO filed on September 25, 1995, File No. 33-62895).

         4(a) Form of Modified Guaranteed Annuity Contracts (incorporated by reference from Form S-1 Registration Statement of JHVLICO filed on September 25, 1995, File No. 33-62895).

       4(b) Form of Certificate to be used in connection with the Contract filed as Exhibit 4(a) (incorporated by reference from Form S-1 Registration Statement of JHVLICO filed on September 25, 1995 File No. 33-62895).

       4(c) Form of Application to be used in connection with the Contract filed as Exhibit 4(a) (incorporated by reference from Pre-Effective Amendment No. 1 of Form S-1 Registration Statement of JHVLICO filed on July 3, 1996, File No. 33-62895).

      21      Subsidiaries of the Registrant

      23      Consent of Experts

      24(a) Power of Attorney for Messrs. D'Alessandro, Shaw, Paster, Tomlinson, Reitano, and Lee, and Mses. Luddy and Van Leer (incorporated by reference from Form S-1 Registration Statement of JHVLICO filed on September 25, 1995, File No. 33-62895).

      24(b)   Power of Attorney for Ronald J. Bocage

      98      Financial Statement Schedules

      99 Form of prospectus to be filed as part of Form S-1 Amended Registration Statement for JHVLICO.

(b)   Reports on Form 8-K filed in the fourth quarter of 1996.

      None.

(c)   Exhibits

      The Exhibits listed in 14(a)(3) of this Report, and not incorporated by reference to a separate file, follows "SIGNATURES."

(d)   Financial Statements Schedules

      The financial statements schedules listed in 14(a)(2) of this Report are set forth in Exhibit 98.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JOHN HANCOCK VARIABLE LIFE INSURANCE
                                        COMPANY  (Registrant)

March 28, 1997                     By: /s/ Henry D. Shaw
                                       ------------------------------------
                                       Henry D. Shaw
                                       Vice Chairman and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




March 28, 1997                     By: /s/ Patrick F. Smith
                                       ------------------------------------
                                       Patrick F. Smith
                                       Controller



March 28, 1997                     By: /s/ Henry D. Shaw
                                       ------------------------------------
                                       Henry D. Shaw
                                       Vice Chairman and President



For himself and as Attorney in Fact for:


          David   F. D'Alessandro             Chairman
          Robert  S. Paster                   Director
          Michele G. VanLeer                  Director
          Joseph  A. Tomlinson                Director
          Robert  R. Reitano                  Director
          Barbara L. Luddy                    Director
          Ronald  J. Bocage                   Director
          Thomas  J. Lee                      Director