Form 10-Q
period 1997-03-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 1997-05-13
CIK 755110

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 _____________

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 5(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997         Commission File No. 33-62895
-------------------------------------------------------------------------

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

                                      Shares Outstanding
              Class                   at March 31, 1997
              -----                   ------------------
     common stock,                           50,000
     $50 par value

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                  --------------------------------------------
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Statements of Financial
          Position as of March 31, 1997
          and December 31, 1996                         . . . . . . . .  2

          Statements of Operations and
          Unassigned Deficit for the
          Three Months Ended
          March 31, 1997 and 1996                       . . . . . . . .  3

          Statements of Cash Flows
          for the Three Months Ended
          March 31, 1997 and 1996                       . . . . . . . .  4

          Statements of Stockholder's Equity
          for the Three Months Ended
          March 31, 1997 and 1996                       . . . . . . . .  5

          Condensed Notes to Financial
          Statements                                    . . . . . . . .  6

Item 2.   Management's Discussion
          and Analysis                                  . . . . . . . .  7


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K              . . . . . . . . 10

SIGNATURES

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION


                                           (Unaudited)
                                             March 31   December 31
                                               1997        1996
                                           ------------------------
                                                (In millions)
ASSETS
  Bonds                                     $  758.6      $  753.5
  Preferred stocks                              12.6           9.6
  Common stocks                                  1.1           1.4
  Investment in affiliates                      74.0          72.0
  Mortgage loans on real estate                235.2         212.1
  Real estate                                   38.7          38.8
  Policy loans                                  84.4          80.8
  Cash and temporary cash investments            5.2          31.9
  Premiums due and deferred                     34.3          36.8
  Investment income due and accrued             24.4          22.6
  Other general account assets                  17.4          17.8
  Assets held in separate accounts           3,433.6       3,290.5
                                           ------------------------
                          TOTAL ASSETS      $4,719.5      $4,567.8
                                           ========================

OBLIGATIONS AND STOCKHOLDER'S EQUITY

OBLIGATIONS
  Policy reserves                           $  890.8      $  877.8
  Federal income and other taxes payable        13.5          29.4
  Other accrued expenses                        79.1          75.1
  Asset valuation reserve                       16.1          16.6
  Obligations related to separate
   accounts                                  3,429.1       3,285.8
                                           ------------------------
                     TOTAL OBLIGATIONS       4,428.6       4,284.7

STOCKHOLDER'S EQUITY
  Common Stock, $50 par value;
   authorized 50,000 shares;
   issued and outstanding
   50,000 shares                                 2.5           2.5
  Paid-in capital                              377.5         377.5
  Unassigned deficit                           (89.1)        (96.9)
                                           ------------------------

            TOTAL STOCKHOLDER'S EQUITY         290.9         283.1
                                           ------------------------


   TOTAL OBLIGATIONS AND STOCKHOLDER'S
                                EQUITY      $4,719.5      $4,567.8
                                           ========================




See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT


                                              (Unaudited)
                                           Three months ended
                                                March 31
                                          -------------------
                                            1997       1996
                                           ------     ------
                                             (In millions)
INCOME
  Premiums                                  $184.0    $ 175.4
  Net investment income                       20.1       17.8
  Other, net                                  81.0       26.2
                                          -------------------
                                             285.1      219.4

BENEFITS AND EXPENSES
  Payments to policyholders and               57.6       61.0
  beneficiaries
  Additions to reserves to provide
   for future payments to
   policyholders and beneficiaries           157.1       97.9
  Expenses of providing service to
   policyholders and obtaining new
   insurance                                  48.8       45.8
  State and miscellaneous taxes                4.8        2.4
                                          -------------------
                                             268.3      207.1
                                          -------------------

        GAIN FROM OPERATIONS BEFORE
       FEDERAL INCOME TAXES AND NET
             REALIZED CAPITAL GAINS           16.8       12.3

Federal income taxes                           9.4        8.1
                                          -------------------
        GAIN FROM OPERATIONS BEFORE
         NET REALIZED CAPITAL GAINS            7.4        4.2

Net realized capital gains                     0.2        0.0
                                          -------------------
                           NET GAIN            7.6        4.2

Unassigned deficit at beginning of
 period                                      (96.9)    (131.3)
Net unrealized capital gains and
 other adjustments                             1.0        0.4
Other reserves and adjustments                (0.8)       0.1
                                          -------------------

UNASSIGNED DEFICIT AT END OF PERIOD         $(89.1)   $(126.6)
                                          ===================



See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS


                                              (Unaudited)
                                           Three months ended
                                                March 31
                                          ---------------------
                                            1997       1996
                                           ------     ------
                                             (In millions)
Cash flows from operating activities:
 Insurance premiums                        $ 187.7     $178.2
 Net investment income                        19.1       18.6
 Benefits to policyholders and
  beneficiaries                              (66.3)     (55.6)
 Dividends paid to policyholders              (4.9)      (3.7)
 Insurance expenses and taxes                (80.9)     (49.4)
 Net transfers to separate accounts         (144.3)     (96.4)
 Other, net                                   68.9       18.3
                                          ---------------------
       NET CASH (USED IN) PROVIDED FROM
                             OPERATIONS      (20.7)      10.0
                                          ---------------------

Cash flows used in investing activities:
 Bond purchases                              (59.6)     (72.2)
 Bond sales                                   41.3       10.4
 Bond maturities and scheduled
  redemptions                                  8.3        6.0
 Bond prepayments                             12.1        7.2
 Stock purchases                              (7.5)      (1.5)
 Proceeds from stock sales                     3.0        0.0
 Real estate purchases                        (0.2)      (0.3)
 Real estate sales                             0.0        0.1
 Other invested assets purchases               0.0        0.0
 Proceeds from the sale of other
  invested assets                              0.0        0.3
 Mortgage loans issued                       (31.8)     (12.9)
 Mortgage loan repayments                      8.9        5.1
 Other, net                                   19.5       19.6
                                          ---------------------
  NET CASH USED IN INVESTING ACTIVITIES       (6.0)     (38.2)
                                          ---------------------

         DECREASE IN CASH AND TEMPORARY
                       CASH INVESTMENTS      (26.7)     (28.2)
Cash and temporary cash investments at
 beginning of year                            31.9       76.6
                                          ---------------------

    CASH AND TEMPORARY CASH INVESTMENTS
                   AT THE END OF PERIOD    $   5.2     $ 48.4
                                          =====================




See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY




                                          Common  Paid-in   Unassigned
                                          Stock   Capital     Deficit    Total
                                        --------------------------------------
                                                     (In millions)

For the three months ended March 31,
1996
(unaudited)
Balance at January 1, 1996                 $ 2.5   $377.5     $(131.3)  $248.7
1996 Transactions:
  Net gain                                                        4.2      4.2
  Net unrealized capital gains and
   other adjustments                                              0.4      0.4
  Other reserves and adjustments                                  0.1      0.1
                                        --------------------------------------
Balance at March 31, 1996                  $ 2.5   $377.5     $(126.6)  $253.4
                                        ======================================

For the three months ended March 31,
1997
(unaudited)
Balance at January 1, 1997                 $ 2.5   $377.5     $ (96.9)  $283.1
1997 Transactions:
  Net gain                                                        7.6      7.6
  Net unrealized capital gains and
   other adjustments                                              1.0      1.0
  Other reserves and adjustments                                 (0.8)    (0.8)
                                        --------------------------------------
Balance at March 31, 1997                  $ 2.5   $377.5     $ (89.1)  $290.9
                                        ======================================



See condensed notes to the financial statements (unaudited).

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

CONDENSED NOTES TO FINANCIAL STATEMENTS
(unaudited)



NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared on the basis of accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance and in conformity with the practices of the National Association of Insurance Commissioners, which practices differ from generally accepted accounting principles (GAAP). Pursuant to Financial Accounting Standard Board Interpretation 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", as amended which was effective for 1996 financial statements, financial statements based on statutory accounting practices can no longer be described as prepared in conformity with GAAP.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY



    Management Discussion and Analysis of Financial Condition and Results of
                                   Operations


   Financial Condition

   As of March 31, 1997, total assets grew by 3.3% to $4,719.5 million, from $4,567.8 million at December 31, 1996. This increase is principally due to the growth in the separate accounts where assets increased by 4.3% during 1997 from $3,290.5 million at December 31, 1996, to $3,433.6 million at March 31, 1997. Total obligations grew by 3.4% to $4,428.6 million from $4,284.7 million at December 31, 1996. Most of this growth in total obligations was in the separate accounts, which grew by $143.3 million during 1997, from $3,285.8 million at December 31, 1996, to $3,429.1 million at March 31, 1997. Separate account assets and liabilities consist primarily of the fund balances associated with variable life and annuity business. The asset holdings include fixed income, equity growth, total return real estate, and global mutual funds, with liabilities representing amounts due to policyholders. Total stockholder's equity grew by 2.8% from $283.1 million at December 31, 1996, to $290.9 million at March 31, 1997.

   Investments

     The Company continues to address industry wide issues of asset quality and liquidity that have emerged in recent years. JHVLICO's bond portfolio is highly diversified. It maintains diversity by geographic region, industry group, and limiting the size of individual investments relative to the total portfolio. The Company's holdings in investment (NAIC SVO classes 1 and 2) and medium (NAIC SVO class 3) grade bonds are 90.5% and 7.0%, respectively, of total general account bonds at March 31, 1997. The corresponding percentages at December 31, 1996 were 90.5% and 7.2%, respectively. Most of the medium grade bonds are private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. At March 31, 1997, the balance (NAIC SVO classes 4, 5, and 6) of 2.5% of total general account bonds consists of lower grade bonds and bonds in default. Bonds in default represent 0.8% of total general account bonds.

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

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY


     The Company has outstanding commitments to purchase long-term bonds, preferred stocks, and issue real estate mortgages totaling $32.1 million, $8.0 million, and $9.2 million, respectively at March 31, 1997. The corresponding amounts at December 31, 1996 were $42.1 million, $0.0 million, and $33.5 million, respectively. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The majority of these commitments expire in 1997.

   Reserves and Obligations

     The Company's obligations principally consist of aggregate reserves for life policies and contracts of $890.8 million in the general account and obligations of $3,429.1 million in the separate accounts at March 31, 1997. The corresponding amounts at December 31, 1996 were $877.8 million and $3,285.8 million, respectively. These liabilities are computed in accordance with commonly accepted actuarial standards and are based on actuarial assumptions which are in accordance with, or more conservative than, those called for in state regulations. All reserves meet the requirements of the insurance laws of the Commonwealth of Massachusetts. Intensive asset adequacy testing was performed in 1996 for the vast majority of reserves. As a result of that testing, no additional reserves were established. Adequacy testing is done annually and generally performed in the fourth quarter.

     The Company's investment reserves include the Asset Valuation Reserve ("AVR") required by the National Association of Insurance Commissioners and state insurance regulatory authorities. The AVR is included in the Company's obligations. At March 31, 1997, and December 31, 1996, the AVR was $16.1 million and $16.6 million, respectively. Since 1995, there have been no voluntary contributions made to the AVR. Management believes the Company's level of reserve is adequate.

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

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

surplus. The impact of the AVR on the surplus position of John Hancock in the future will depend in part on the composition of the Company's investment portfolio.

     The Interest Maintenance Reserve ("IMR") captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. These amounts are not reflected in the Company's capital account and are amortized into net investment income over the estimated remaining lives of the investments disposed. At March 31, 1997 and December 31, 1996 the balance of the IMR was $7.0 million and $5.9 million, respectively. The impact of the IMR on the surplus of the Company depends upon the amount of future interest related capital gains and losses on fixed income investments.


   Results of Operations

    For the quarter ending March 31, 1997, the net gain from operations was $7.6 million, $3.4 million higher than the same period during 1996.

For the quarter ending March 31, 1997, total revenues increased by 29.9% or $65.7 million to $285.1 million as compared to the same period in 1996. For the quarter ending March 31, 1997, premiums, net of premium ceded to reinsurers, increased by 4.9% or $8.6 million to $184.0 million as compared to the same period during 1996. For the quarter ending March 31, 1997, net investment income increased by 12.9% or $2.3 million to $20.1 million as compared to the same period during 1996. This increase can be attributed to increases in gross income on long-term bonds and real estate mortgages for the three month period ending March 31, 1997 of $2.0 million and $1.4 million, respectively. These increases were the result of an increased asset base. For the quarter ending March 31, 1997, other income increased by 209.2% or $54.8 million to $81.0 million as compared to the same period in 1996. This increase was primarily attributable to the increase in commission and expense allowances and reserve adjustments on reinsurance ceded.

For the quarter ending March 31, 1997 total benefits and expenses increased by 29.6% or $61.2 million to $268.3 million as compared to the same period during 1996. For the quarter ending March 31, 1997, benefit payments and additions to reserves increased by 35.1% or $55.8 million to $214.7 million as compared to the same period during 1996. For the quarter ending March 31, 1997, insurance expenses increased by 6.6% or $3.0 million to $48.8 million as compared to the same period during 1996.

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

     Liquidity and Capital Resources

     The Company's liquidity resources at March 31, 1997, include cash and short-term investments of $5.2 million, public bonds of $259.7 million, and investment grade private placement bonds of $442.2 million. The corresponding amounts at December 31, 1996 were $31.9 million, $263.2 million, and $439.7 million, respectively. In addition, the Company's separate accounts are highly liquid and are available to meet most outflow needs for variable life insurance.

     Management believes the liquidity resources above of $707.1 million as of March 31, 1997, strongly position the Company to meet all its obligations to policyholders and others. Generally, the Company's financing needs are met by means of funds provided by normal operations. As of March 31, 1997 and year end 1996, the Company had no outstanding borrowings from sources outside its affiliated group.

     Total surplus, or stockholder's equity, including the AVR, is $307.0 million as of March 31, 1997 compared to $299.7 million as of December 31, 1996. The current statutory accounting treatment of deferred acquisition cost ("DAC") taxes results in an understatement of the Company's surplus, which will persist during periods of growth in new business written. These taxes result from federal income tax law that approximates acquisition expenses and then spreads the corresponding tax deduction over a period of years. The result is a DAC tax which is collected immediately and subsequently returned through tax deduction in later years.

     Since it began its operations, the Company has received a total of $381.8 million in capital contributions from John Hancock, of which $377.5 million is credited to paid-in capital and $2.5 million is credited to capital stock as of March 31, 1997. In 1993, $1.8 million of capital was returned to John Hancock. To support the Company's operations, for the indefinite future, John Hancock is committed to make additional capital contributions if necessary to ensure that the Company maintains a positive net worth. The Company's stockholder's equity, net of unassigned deficit, was $290.9 million at March 31, 1997 and $283.1 million at December 31, 1996.

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

                              John Hancock Variable
                              Life Insurance Company
                              ----------------------------
                              (Registrant)

Date:  May 12, 1997           /s/ Thomas J. Lee
       ------------           ----------------------------
                              Vice President


Date:  May 12, 1997           /s/ Patrick F. Smith
       ------------           ----------------------------
                              Controller