Form 10-K
period 1997-12-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 1998-03-30
CIK 755110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                -------------------------------------------------

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1997

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

ITEM 2.  PROPERTIES

         "Employees and Facilities" on page 22, and "Transactions with JHMLICO" on page 23 of the prospectus attached hereto as Exhibit 99 are incorporated herein.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        "Management'S Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 22 of the prospectus attached hereto as
Exhibit 99 is incorporated herein.

         Disclosure regarding the impact of the year 2000 from Note 12 to the JHVLICO financial statements at page F-18 of the prospectus attached hereto as
Exhibit 99 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors and JHVLICO financial statements on pages F-1 through F-19 of the prospectus attached hereto as Exhibit 99 are incorporated herein.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

      All of JHVLICO's outstanding shares are owned by John Hancock Mutual Life Insurance Company, 200 Clarendon Street, Boston, Massachusetts 02117.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Transactions with JHMLICO" on page 23 of the prospectus attached hereto as Exhibit 99 is incorporated herein.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)(1) The following financial statements of John Hancock Variable Life Insurance Company are included in Item 8:

         Statutory-Basis Statements of Financial Position -- December 31, 1997
                and 1996
         Statutory-Basis Statements of Operations and Unassigned Deficit --
                Years ended December 31, 1997, 1996 and 1995
         Statutory-Basis Statements of Cash Flow -- Years ended December 31,
                1997, 1996 and 1995
         Statutory-Basis Statements of Stockholder's Equity -- Years ended
                December 31, 1997, 1996 and 1995
         Notes to Statutory-Basis Financial Statements -- December 31, 1997

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

      21      Subsidiaries of the Registrant

      23      Consent of Independent Auditors

      24 Power of Attorney for Messrs. D'Alessandro, Shaw, Paster, Tomlinson, Reitano, and Lee, and Mses. Luddy and Van Leer (incorporated by reference from Form S-1 Registration Statement of JHVLICO filed on September 25, 1995, File No. 33-62895).
              Power of Attorney for Ronald J. Bocage (incorporated by reference from Post-Effective Amendment No. 1 to this Form S-1 Registration Statement of JHVLICO filed March 29, 1997, File No. 33-62895).

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

                                   JOHN HANCOCK VARIABLE LIFE INSURANCE
                                        COMPANY  (Registrant)

March 27, 1998                     By: /s/ Ronald J. Bocage
                                       ------------------------------------
                                       Ronald J. Bocage
                                       Vice Chairman and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




March 27, 1998                     By: /s/ Patrick F. Smith
                                       ------------------------------------
                                       Patrick F. Smith
                                       Controller



March 27, 1998                     By: /s/ Ronald J. Bocage
                                       ------------------------------------
                                       Ronald J. Bocage
                                       Vice President and Counsel



For himself and as Attorney in Fact for:


          David F. D'Alessandro              Chairman
          Henry D. Shaw                      Vice Chairman and President
          Robert S. Paster                   Director
          Michele G. VanLeer                 Director
          Joseph A. Tomlinson                Director
          Robert R. Reitano                  Director
          Barbara L. Luddy                   Director
          Thomas J. Lee                      Director