Form 10-Q
period 1998-03-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 1998-05-14
CIK 755110

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 _____________

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 5(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998         Commission File No. 33-62895
-------------------------------------------------------------------------

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

                                      Shares Outstanding
              Class                   at March 31, 1998
              -----                   ------------------
     common stock,                           50,000
     $50 par value

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                  --------------------------------------------
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Statements of Financial
          Position as of March 31, 1998
          and December 31, 1997                         . . . . . . . .  2

          Statements of Operations
          and Unassigned Deficit
          for the Three Months Ended
          March 31, 1998 and 1997                       . . . . . . . .  3

          Statements of Cash Flows
          for the Three Months Ended
          March 31, 1998 and 1997                       . . . . . . . .  4

          Statements of Stockholder's Equity
          for the Three Months Ended
          March 31, 1998 and 1997                       . . . . . . . .  5

          Condensed Notes to Financial
          Statements                                    . . . . . . . .  6

Item 2.   Management's Discussion
          and Analysis                                  . . . . . . . .  7


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K              . . . . . . . . 10

SIGNATURES

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION


                                                                       (Unaudited)
                                                                         March 31    December 31
                                                                           1998          1997
                                                                      ------------------------------
                                                                               (In Millions)

ASSETS
  Bonds                                                                   $1,138.1      $1,092.7
  Preferred stocks                                                            21.2          17.2
  Common stocks                                                                2.5           2.3
  Investment in affiliates                                                    80.9          79.1
  Mortgage loans on real estate                                              281.6         273.9
  Real estate                                                                 39.8          39.9
  Policy loans                                                               113.8         106.8
  Cash and temporary cash investments                                         17.9         143.2
  Premiums due and deferred                                                   33.0          33.8
  Investment income due and accrued                                           28.1          24.7
  Other general account assets                                                89.3          16.8
  Assets held in separate accounts                                         5,378.9       4,691.1
                                                                      ------------------------------
                                                     TOTAL ASSETS         $7,225.1      $6,521.5
                                                                      ==============================

OBLIGATIONS AND STOCKHOLDER'S EQUITY

OBLIGATIONS
  Policy reserves                                                         $1,279.7      $1,124.3
  Federal income and other taxes payable                                      30.8          36.1
  Other accrued expenses                                                     189.6         335.1
  Asset valuation reserve                                                     19.9          18.6
  Obligations related to separate accounts                                 5,373.2       4,685.7
                                                                      ------------------------------
                                                TOTAL OBLIGATIONS          6,893.2       6,199.8

STOCKHOLDER'S EQUITY
  Common Stock, $50 par value; authorized 50,000
    shares; issued and outstanding 50,000 shares                               2.5           2.5
  Paid-in capital                                                            377.5         377.5
  Unassigned deficit                                                         (48.1)        (58.3)
                                                                      ------------------------------

                                       TOTAL STOCKHOLDER'S EQUITY            331.9         321.7
                                                                      ------------------------------

                       TOTAL OBLIGATIONS AND STOCKHOLDER'S EQUITY         $7,225.1      $6,521.5
                                                                      ==============================



See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT


                                                               (Unaudited)
                                                            Three months ended
                                                                 March 31
                                                          ---------------------
                                                              1998       1997
                                                              ----       ----
                                                               (IN MILLIONS)

INCOME
 Premiums                                                     $345.1    $184.0
 Net investment income                                          29.7      20.1
 Other, net                                                    114.9      81.0
                                                          ---------------------
                                                               489.7     285.1

BENEFITS AND EXPENSES
 Payments to policyholders and beneficiaries                    71.8      57.6
 Additions to reserves to provide for future
  payments to policyholders and beneficiaries                  335.5     157.1
 Expenses of providing service to
  policyholders and obtaining new
  insurance                                                     57.6      48.8
 State and miscellaneous taxes                                   8.2       4.8
                                                          ---------------------
                                                               473.1     268.3
                                                          ---------------------

           GAIN FROM OPERATIONS BEFORE
          FEDERAL INCOME TAXES AND NET
         REALIZED CAPITAL GAINS (LOSSES)                        16.6      16.8

Federal income taxes                                             7.8       9.4
                                                          ---------------------
        GAIN FROM OPERATIONS BEFORE NET
          REALIZED CAPITAL GAINS (LOSSES)                        8.8       7.4

Net realized capital gains (losses)                             (0.5)      0.2
                                                          ---------------------
                                  NET GAIN                       8.3       7.6

Unassigned deficit at beginning of period                      (58.3)    (96.9)
Net unrealized capital gains (losses) and
  other adjustments                                              2.8       1.0
Other reserves and adjustments                                (  0.9)   (  0.8)
                                                          ---------------------

    UNASSIGNED DEFICIT AT END OF PERIOD                       $(48.1)   $(89.1)
                                                          =====================



See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS


                                                                                 (Unaudited)
                                                                              Three months ended
                                                                                   March 31
                                                                           ------------------------
                                                                               1998       1997
                                                                               ----       ----
                                                                                 (In millions)
Cash flows from operating activities:
 Insurance premiums                                                           $ 465.2    $ 187.7
 Net investment income                                                           26.2       19.1
 Benefits to policyholders and beneficiaries                                    (75.0)     (66.3)
 Dividends paid to policyholders                                                 (5.1)      (4.9)
 Insurance expenses and taxes                                                   (81.5)     (80.9)
 Net transfers to separate accounts                                            (192.5)    (144.3)
 Other, net                                                                       9.5       68.9
                                                                           ------------------------
                  NET CASH PROVIDED FROM (USED IN) OPERATIONS                   146.8      (20.7)
                                                                           ------------------------

Cash flows used in investing activities:
 Bond purchases                                                                (120.6)     (59.6)
 Bond sales                                                                      31.2       41.3
 Bond maturities and scheduled redemptions                                       50.8        8.3
 Bond prepayments                                                                 0.0       12.1
 Stock purchases                                                                 (5.5)      (7.5)
 Proceeds from stock sales                                                        1.4        3.0
 Real estate purchases                                                           (0.2)      (0.2)
 Real estate sales                                                               (0.1)       0.0
 Mortgage loans issued                                                          (20.2)     (31.8)
 Mortgage loan repayments                                                        13.4        8.9
 Other, net                                                                    (222.3)      19.5
                                                                           ------------------------
                        NET CASH USED IN INVESTING ACTIVITIES                  (272.1)      (6.0)
                                                                           ------------------------

                               DECREASE IN CASH AND TEMPORARY
                                             CASH INVESTMENTS                  (125.3)     (26.7)
Cash and temporary cash investments at beginning of year                        143.2       31.9
                                                                           ------------------------

                          CASH AND TEMPORARY CASH INVESTMENTS
                                         AT THE END OF PERIOD                 $  17.9    $   5.2
                                                                           ========================



See condensed notes to the financial statements (unaudited).

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                      STATEMENTS OF STOCKHOLDER'S EQUITY

                                                     Common     Paid-in     Unassigned
                                                     Stock      Capital      Deficit      Total
                                                  -----------------------------------------------
                                                                 (in millions)
For the three months ended March 31, 1997
(unaudited)
Balance at January 1, 1997                          $2.5        $377.5      $(96.9)      $283.1
1997 Transactions:
 Net gain                                                                      7.6          7.6
 Net unrealized capital gains and other
  adjustments                                                                  1.0          1.0
 Other reserves and adjustments                                              ( 0.8)       ( 0.8)
                                                  -----------------------------------------------
Balance at March 31, 1997                           $2.5        $377.5      $(89.1)      $290.9
                                                  ===============================================

For the three months ended March 31, 1998
(unaudited)
Balance at January 1, 1998                          $2.5        $377.5      $(58.3)      $321.7
1998 Transactions:
 Net gain                                                                      8.3          8.3
 Net unrealized capital gains and other
  adjustments                                                                  2.8          2.8
 Other reserves and adjustments                                               (0.9)        (0.9)
                                                  -----------------------------------------------
Balance at March 31, 1998                           $2.5        $377.5      $(48.1)      $331.9
                                                  ===============================================


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Management Discussion and Analysis of Financial Condition and Results of Operations

   Financial Condition

   As of March 31, 1998, total assets grew by 10.8% to $7,225.1 million, from $6,521.5 million at December 31, 1997. This increase is principally due to the growth in the separate accounts where assets increased by 14.7% during 1998 from $4,691.1 million at December 31, 1997, to $5,378.9 million at March 31, 1998. Total obligations grew by 11.2% to $6,893.2 million from $6,199.8 million at December 31, 1997. As with assets, most of this growth was in the separate accounts, which grew by 14.7% during 1998, from $4,685.7 million at December 31, 1997, to $5,373.2 million at March 31, 1998. Separate account assets and liabilities consist primarily of the fund balances associated with variable life and annuity business. The asset holdings include fixed income, equity growth, total return real estate, and international mutual funds, with liabilities representing amounts due to policyholders. Total stockholder's equity grew by 3.2% from $321.7 million at December 31, 1997, to $331.9 million at March 31, 1998.

   Investments

   The Company continues to address industry wide issues of asset quality and liquidity that have emerged in recent years. JHVLICO's bond portfolio is highly diversified. It maintains diversity by geographic region, industry group, and limiting the size of individual investments relative to the total portfolio. In recent years, the Company invested new money predominately in long-term investment grade corporate bonds as a means of lowering the relative proportion of assets invested in commercial mortgages. As a result, the Company's holdings in investment (NAIC SVO classes 1 and 2) and medium (NAIC SVO class 3) grade bonds are 89.5% and 7.4%, respectively, of total general account bonds at March 31, 1998. The corresponding percentages at December 31, 1997 were 90.2% and 7.5%, respectively. Most of the medium grade bonds are private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. At March 31, 1998, the balance (NAIC SVO classes 4, 5, and 6) of 3.1% of total general account bonds consists of lower grade bonds and bonds in default. Bonds in default represent 0.3% of total general account bonds.

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

   The Company has outstanding commitments to purchase long-term bonds and issue real estate mortgages totaling $51.4 million and $49.5 million, respectively at March 31, 1998. The corresponding amounts at December 31, 1997 were $168.6 million and $28.3 million, respectively. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The majority of these commitments expire in 1998.

   Reserves and Obligations

   The Company's obligations principally consist of aggregate reserves for life policies and contracts of $1,279.7 million in the general account and obligations of $5,373.2 million in the separate accounts at March 31, 1998. The corresponding amounts at December 31, 1997 were $1,124.3 million and $4,685.7 million, respectively. These liabilities are computed in accordance with commonly accepted actuarial standards and are based on actuarial assumptions which are in accordance with, or more conservative than, those called for in state regulations. All reserves meet the requirements of the insurance laws of the Commonwealth of Massachusetts. Intensive asset adequacy testing was performed in 1997 for the vast majority of reserves. During 1997, the Company refined certain assumptions inherent in the calculation of reserves related to AIDS claims under individual life policies resulting in a $6.4 million increase in stockholder's equity at December 31, 1997. During the first quarter of 1998, there was no refinement of reserves. Adequacy testing is done annually and generally performed in the fourth quarter.

   The Company's investment reserves include the Asset Valuation Reserve ("AVR") required by the NAIC and state insurance regulatory authorities. The AVR is included in the Company's obligations. At March 31, 1998, and December 31, 1997, the AVR was $19.9 million and $18.6 million, respectively. Since 1995, there have been no voluntary contributions made to the AVR. Management believes the Company's level of reserve is adequate.

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

   The Interest Maintenance Reserve ("IMR") captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. These amounts are not reflected in the Company's capital account and are amortized into net investment income over the estimated remaining lives of the investments disposed. At March 31, 1998 and December 31, 1997 the balance of the IMR was $8.8 million and $7.8 million, respectively. The impact of the IMR on the surplus of the Company depends upon the amount of future interest related capital gains and losses on fixed income investments.

   Results of Operations

    For the quarter ending March 31, 1998, the net gain from operations was $8.3 million, $0.7 million higher than the same period during 1997.

For the quarter ending March 31, 1998, total revenues increased by 71.8% or $204.6 million to $489.7 million as compared to the same period in 1997. For the quarter ending March 31, 1998, premiums, net of premium ceded to reinsurers, increased by 87.6% or $161.1 million to $345.1 million as compared to the same period during 1997. Of this increase, $130.0 million was due to sales of corporate owned life insurance. For the quarter ending March 31, 1998, net investment income increased by 47.8% or $9.6 million to $29.7 million as compared to the same period during 1997. This increase can be attributed to an increase in gross income on long-term bonds for the three month period ending March 31, 1998 of $7.6 million. This increase was the result of an increased asset base. For the quarter ending March 31, 1998, other income increased by 41.9% or $33.9 million to $114.9 million as compared to the same period in 1997. This increase was primarily attributable to the increase in commission and expense allowances and reserve adjustments on reinsurance ceded.

For the quarter ending March 31, 1998 total benefits and expenses increased by 76.3% or $204.8 million to $473.1 million as compared to the same period during 1997. For the quarter ending March 31, 1998, benefit payments and additions to reserves increased by 89.7% or $192.6 million to $407.3 million as compared to the same period during 1997. For the quarter ending March 31, 1998, insurance expenses increased by 18.0% or $8.8 million to $57.6 million as compared to the same period during 1997.

   Liquidity and Capital Resources

   The Company's liquidity resources at March 31, 1998 include cash and short-term investments of $17.9 million, public bonds of $611.7 million, and investment grade private placement bonds of $450.5 million. The corresponding amounts at December 31, 1997 were $143.2 million, $561.2 million, and $461.7 million, respectively. In addition, the Company's separate accounts are highly liquid and are available to meet most outflow needs for variable life insurance.

   Management believes the liquidity resources above of $1,080.1 million as of March 31, 1998, strongly position the Company to meet all its obligations to policyholders and others. Generally, the Company's financing needs are met by means of funds provided by normal operations. As of March 31, 1998 and year end 1997, the Company had no outstanding borrowings from sources outside its affiliated group.

   Total surplus, or stockholder's equity, including the AVR, is $351.8 million as of March 31, 1998 compared to $340.3 million as of December 31, 1997. The current statutory accounting treatment of deferred acquisition cost ("DAC") taxes results in an understatement of the Company's surplus, which will persist during periods of growth in new business written. These taxes result from federal income tax law that approximates acquisition expenses and then spreads the corresponding tax deduction over a period of years. The result is a DAC tax which is collected immediately and subsequently returned through tax deduction in later years.

   Since it began its operations, the Company has received a total of $381.8 million in capital contributions from John Hancock, of which $377.5 million is credited to paid-in capital and $2.5 million is credited to capital stock as of March 31, 1998. In 1993, $1.8 million of capital was returned to John Hancock. To support the Company's operations, for the indefinite future, John Hancock is committed to make additional capital contributions if necessary to ensure that the Company maintains a positive net worth. The Company's stockholder's equity, net of unassigned deficit, was $331.9 million at March 31, 1998 and $321.7 million at December 31, 1997.

   In December 1992, the NAIC approved risk-based capital ("RBC") standards for life insurance companies as well as a Model Act (the "RBC Model Act") to apply such standards at the state level. The RBC Model Act provides that life insurance companies must submit an annual RBC report which compares a company's total adjusted capital (statutory surplus plus AVR, voluntary investment reserves, and one-half the apportioned dividend liability) with its risk-based capital as calculated by an RBC formula, where the formula takes into account the risk characteristics of the company's investments and products. The formula is to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. The formula is not intended as a means to rank insurers. The RBC Model Act gives state insurance commissioners explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose total adjusted capital does not meet the RBC standards. The RBC Model Act imposes broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) as to the use and publication of RBC data. As of March 31 1998, the Company's total adjusted capital as defined by the NAIC was well in excess of RBC standards.

   Year 2000 Impact

The Company relies on John Hancock, its parent company, for information processing services. John Hancock has developed a plan to modify or replace significant portions of its computer information and automated technologies so that its systems, including those relied upon by the Company, will function properly with respect to the dates in the year 2000 and thereafter. The Company, along with John Hancock, presently believes that with modifications to existing systems and conversions to new technologies, the year 2000 will not pose significant operational problems for the computer systems upon which the Company relies. However, if certain modifications and conversions are not made, or are not completed timely, the year 2000 issue could have an adverse impact on the operations of the Company.

John Hancock as early as 1994 had begun assessing, modifying and converting the software related to its significant systems and has initiated formal communications with significant business partners and customers to determine the extent to which interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. While John Hancock is developing alternative third party processing arrangements as it deems appropriate, there is no guarantee that the systems of other companies on which John Hancock's systems rely will be converted timely or will not have an adverse effect on John Hancock's systems, including those upon which the Company relies.

John Hancock expects the project to be substantially complete by early 1999. This completion target was derived utilizing numerous assumptions of future events, including availability of certain resources and other factors. However, there can be no guarantee that this completion target will be achieved, that the steps taken will be sufficient, or that actual results may differ materially from those anticipated.

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

                              John Hancock Variable
                              Life Insurance Company
                              ----------------------------
                              (Registrant)

Date:  May 14, 1998           /s/ Thomas J. Lee
       ------------           ----------------------------
                              Vice President


Date:  May 14, 1998           /s/ Patrick F. Smith
       ------------           ----------------------------
                              Controller