Form 10-Q
period 1998-06-30
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 1998-08-13
CIK 755110

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 _____________

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998          Commission File No. 33-62895
-------------------------------------------------------------------------

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

                                      Shares Outstanding
              Class                    at June 30, 1998
              -----                   ------------------
     common stock,                           50,000
     $50 par value

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                  --------------------------------------------
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Statements of Financial Position as of June 30, 1998
          and December 31, 1997...................................      2

          Statements of Operations and Unassigned Deficit for the
          Three and Six Months Ended June 30, 1998 and 1997.......      3

          Statements of Cash Flows for the Six Months Ended
          June 30, 1998 and 1997..................................      4

          Statements of Stockholder's Equity for the Six Months
          Ended June 30, 1998 and 1997............................      5

          Condensed Notes to Financial Statements.................      6

Item 2.   Management's Discussion and Analysis....................      7


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K........................     11

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                       STATEMENTS OF FINANCIAL POSITION

                                                                            (Unaudited)
                                                                              June 30           December 31
                                                                                1998                1997
                                                                        -------------------------------------

                                                                                     (In millions)
ASSETS
    Bonds                                                                    $1,185.0            $1,092.7
    Preferred stocks                                                             36.2                17.2
    Common stocks                                                                 2.6                 2.3
    Investment in affiliates                                                     81.2                79.1
    Mortgage loans on real estate                                               308.3               273.9
    Real estate                                                                  39.5                39.9
    Policy loans                                                                121.7               106.8
    Cash and temporary cash investments                                           7.0               143.2
    Premiums due and deferred                                                    35.1                33.8
    Investment income due and accrued                                            28.0                24.7
    Other general account assets                                                 33.9                16.8
    Assets held in separate accounts                                          5,740.4             4,691.1
                                                                        ------------------------------------- \
                 TOTAL ASSETS                                                $7,618.9            $6,521.5
                                                                        =====================================

OBLIGATIONS AND STOCKHOLDER'S EQUITY

OBLIGATIONS
   Policy reserves                                                           $1,513.0            $1,124.3
   Federal income and other taxes payable                                        26.7                36.1
   Other accrued expenses                                                        (0.1)              335.1
   Asset valuation reserve                                                       20.0                18.6
   Obligations related to separate accounts                                   5,734.5             4,685.7
                                                                        -------------------------------------
                 TOTAL OBLIGATIONS                                            7,294.1             6,199.8

STOCKHOLDER'S EQUITY
   Common Stock, $50 par value; authorized 50,000
      shares; issued and outstanding 50,000 shares                                2.5                 2.5
   Paid-in capital                                                              377.5               377.5
   Unassigned deficit                                                           (55.2)              (58.3)
                                                                        -------------------------------------

                 TOTAL STOCKHOLDER'S EQUITY                                     324.8               321.7
                                                                        -------------------------------------

 TOTAL OBLIGATIONS AND STOCKHOLDER'S EQUITY                                  $7,618.9            $6,521.5
                                                                        =====================================


See condensed notes to the financial statements (unaudited).

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT


                                                                                      (Unaudited)
                                                                  Three months ended               Six months ended
                                                                       June 30                          June 30
                                                          ----------------------------------------------------------------
                                                                1998            1997            1998             1997
                                                          ---------------  --------------  ---------------  --------------

                                                                                     (In millions)
INCOME
  Premiums                                                     $427.5          $236.0         $  772.6          $420.0
  Net investment income                                          28.2            21.5             57.9            41.6
  Other, net                                                    140.5            89.4            255.4           170.4
                                                          ----------------------------------------------------------------
                                                                596.2           346.9          1,085.9           632.0

BENEFITS AND EXPENSES
  Payments to policyholders and beneficiaries                    78.4            59.4            150.2           117.0
  Additions to reserves to provide for future
   payments to policyholders and beneficiaries                  455.4           207.1            790.9           364.2
  Expenses of providing service to
   policyholders and obtaining new
   insurance                                                     61.4            52.6            119.0           101.4
  State and miscellaneous taxes                                   9.3             5.0             17.5             9.8
                                                          ----------------------------------------------------------------
                                                                604.5           324.1          1,077.6           592.4
                                                          ----------------------------------------------------------------

        GAIN FROM OPERATIONS BEFORE
       FEDERAL INCOME TAXES AND NET
     REALIZED CAPITAL GAINS (LOSSES)                            ( 8.3)           22.8              8.3            39.6

Federal income taxes                                            ( 1.8)            7.6              6.0            17.0
                                                          ----------------------------------------------------------------
               GAIN FROM OPERATIONS
        BEFORE NET REALIZED CAPITAL
                      GAINS (LOSSES)                            ( 6.5)           15.2              2.3            22.6

Net realized capital gains (losses)                             ( 0.3)          ( 0.3)           ( 0.9)          ( 0.1)
                                                          ----------------------------------------------------------------
                          NET GAIN                              ( 6.9)           14.9              1.4            22.5

Unassigned deficit at beginning of period                       (48.1)          (89.1)           (58.3)          (96.9)
Net unrealized capital gains  (losses) and
 other adjustments                                              ( 0.3)            3.5              2.5             4.5
Other reserves and adjustments                                    0.1             0.2            ( 0.8)          ( 0.6)
                                                          ----------------------------------------------------------------

    UNASSIGNED DEFICIT AT END OF PERIOD                        $(55.2)         $(70.5)        $  (55.2)         $(70.5)
                                                          ================================================================



See condensed notes to the financial statements (unaudited).

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           STATEMENTS OF CASH FLOWS


                                                                (Unaudited)
                                                              Six months ended
                                                                  June 30
                                                      ---------------------------------
                                                            1998             1997
                                                      ----------------  ---------------

                                                                 (In millions)
Cash flows from operating activities:
 Insurance premiums                                       $ 772.4          $ 415.6
 Net investment income                                       59.0             41.9
 Benefits to policyholders and beneficiaries               (140.7)          (112.0)
 Dividends paid to policyholders                           ( 10.9)          (  8.8)
 Insurance expenses and taxes                              (158.4)          (149.2)
 Net transfers to separate accounts                        (427.8)          (318.7)
 Other, net                                                 268.7            157.5
                                                      ---------------------------------
              NET CASH PROVIDED FROM OPERATIONS             362.3             26.3
                                                      ---------------------------------

Cash flows used in investing activities:
 Bond purchases                                            (352.2)          (170.1)
 Bond sales                                                 159.5             72.7
 Bond maturities and scheduled redemptions                  106.5             16.9
 Bond prepayments                                             0.0             33.1
 Stock purchases                                           ( 20.5)          ( 15.5)
 Proceeds from stock sales                                    1.4              5.9
 Real estate purchases                                     (  1.6)          (  0.8)
 Real estate sales                                            1.3              0.1
 Proceeds from sale of other invested assets                  0.2              0.0
 Mortgage loans issued                                     ( 48.3)          ( 45.6)
 Mortgage loan repayments                                    14.8             23.9
 Other, net                                                (359.6)            21.3
                                                      ---------------------------------
          NET CASH USED IN INVESTING ACTIVITIES            (498.5)          ( 58.1)
                                                      ---------------------------------
                 DECREASE IN CASH AND TEMPORARY
                               CASH INVESTMENTS            (136.2)          ( 31.8)
Cash and temporary cash investments at
  beginning of year                                         143.2             31.9
                                                      ---------------------------------
            CASH AND TEMPORARY CASH INVESTMENTS
                           AT THE END OF PERIOD           $   7.0          $   0.1
                                                      =================================



See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                         Common           Paid-in         Unassigned
                                                          Stock           Capital          Deficit           Total
                                                      ----------------------------------------------------------------
                                                                                (In millions)
For the six months ended June 30, 1997 (unaudited)
Balance at January 1, 1997                                 $2.5           $377.5           $(96.9)           $283.1
1997 Transactions:
       Net gain                                                                              22.5              22.5
       Net unrealized capital gains and other
        adjustments                                                                           4.5               4.5
       Other reserves and adjustments                                                       ( 0.6)           (  0.6)
                                                      ----------------------------------------------------------------
Balance at June 30, 1997                                   $2.5           $377.5           $(70.5)           $309.5
                                                      ================================================================

For the six months ended June 30, 1998
(unaudited)
Balance at January 1, 1998                                 $2.5           $377.5           $(58.3)           $321.7
1998 Transactions:
       Net gain                                                                               1.4               1.4
       Net unrealized capital gains and other
         adjustments                                                                          2.5               2.5
       Other reserves and adjustments                                                       ( .8)           (  0.8)
                                                      ----------------------------------------------------------------
Balance at June 30, 1998                                   $2.5           $377.5           $(55.2)           $324.8
                                                      ================================================================



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Item 2. Management's Discussion and Analysis

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Financial Condition

   As of June 30, 1998, total assets grew by 16.8% to $7,618.9 million, from $6,521.5 million at December 31, 1997. This increase is principally due to the growth in the separate accounts where assets increased by 22.4% during 1998 from $4,691.1 million at December 31, 1997, to $5,740.4 million at June 30, 1998. Total obligations grew by 17.7% to $7,294.1 million from $6,199.8 million at December 31, 1997. As with assets, most of this growth was in the separate accounts, which grew by 22.4% during 1998, from $4,685.7 million at December 31, 1997, to $5,734.5 million at June 30, 1998. Separate account assets and liabilities consist primarily of the fund balances associated with variable life and annuity business. The asset holdings include fixed income, equity growth, total return real estate, and international mutual funds, with liabilities representing amounts due to policyholders. Total stockholder's equity grew by 1.0% from $321.7 million at December 31, 1997, to $324.8 million at June 30, 1998.


   Investments

   JHVLICO's bond portfolio is highly diversified. It maintains diversity by geographic region, industry group, and limiting the size of individual investments relative to the total portfolio. The Company invests new money predominately in long-term investment grade corporate bonds. As a result, the Company's holdings in investment (NAIC SVO classes 1 and 2) and medium (NAIC SVO class 3) grade bonds are 88.6% and 8.9%, respectively, of total general account bonds at June 30, 1998. The corresponding percentages at December 31, 1997 were 90.2% and 7.5%, respectively. Most of the medium grade bonds are private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. At June 30, 1998, the balance (NAIC SVO classes 4, 5, and 6) of 2.5% of total general account bonds consists of lower grade bonds and bonds in default. Bonds in default represent 0.3% of total general account bonds.

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

   The Company has outstanding commitments to purchase long-term bonds and issue real estate mortgages totaling $52.7 million and $35.1 million, respectively at June 30, 1998. The corresponding amounts at December 31, 1997 were $168.6 million and $28.3 million, respectively. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The majority of these commitments expire in 1998.


   Reserves and Obligations

   The Company's obligations principally consist of aggregate reserves for life policies and contracts of $1,513.0 million in the general account and obligations of $5,734.5 million in the separate accounts at June 30, 1998. The corresponding amounts at December 31, 1997 were $1,124.3 million and $4,685.7 million, respectively. These liabilities are computed in accordance with commonly accepted actuarial standards and are based on actuarial assumptions which are in accordance with, or more conservative than, those called for in state regulations. All reserves meet the requirements of the insurance laws of the Commonwealth of Massachusetts. Intensive asset adequacy testing was performed in 1997 for the vast majority of reserves. During 1997, the Company refined certain assumptions inherent in the calculation of reserves related to AIDS claims under individual life policies resulting in a $6.4 million increase in stockholder's equity at December 31, 1997. During the first six months of 1998, there was no refinement of reserves. Adequacy testing is done annually and generally performed in the fourth quarter.

   The Company's investment reserves include the Asset Valuation Reserve ("AVR") required by the NAIC and state insurance regulatory authorities. The AVR is included in the Company's obligations. At June 30, 1998, and December 31, 1997, the AVR was $20.0 million and $18.6 million, respectively. Since 1995, there have been no voluntary contributions made to the AVR. Management believes the Company's level of reserve is adequate.

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

   Such contributions may result in a slower rate of growth of, or a reduction to, surplus. Changes in the AVR are accounted for as direct increases or decreases in surplus. The impact of the AVR on the surplus position of the Company in the future will depend in part on the composition of its investment portfolio.

   The Interest Maintenance Reserve ("IMR") captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. These amounts are not reflected in the Company's capital account and are amortized into net investment income over the estimated remaining lives of the investments disposed. At June 30, 1998 and December 31, 1997 the balance of the IMR was $9.4 million and $7.8 million, respectively. The impact of the IMR on the surplus of the Company depends upon the amount of future interest related capital gains and losses on fixed income investments.


   Results of Operations

   For the six months ending June 30, 1998, the net gain from operations was $1.4 million, $21.1 million lower than the same period during 1997. For the quarter ending June 30, 1998, the net gain from operations was $(6.9) million, $21.8 million lower than the same period during 1997.

For the six months ending June 30, 1998, total revenues increased by 71.8%, or $453.9 million to $1,085.9 million as compared to the same period during 1997. For the quarter ending June 30, 1998, total revenues increased by 71.9%, or $249.3 million as compared to the same period in 1997. For the six months ending June 30, 1998, premiums, net of premium ceded to reinsurers, increased by 84.0%, or $352.6 million to $772.6 million as compared to the same period during 1997. Of this six month increase, $285.0 million was due to sales of corporate owned life insurance. For the quarter ending June 30, 1998 premiums, net of premium ceded to reinsurers, increased by 81.1% or $191.5 million as compared to the same period during 1997. The sale of corporate owned life insurance contributed $155.0 million to the three month increase. For the six months ending June 30, 1998, net investment income increased by 39.2% or $16.3 million to $57.9 million as compared to the same period during 1997. For the quarter ending June 30, 1998, net investment income increased by 31.2% or $6.7 million as compared to the same period during 1997. These increases can be attributed to an increase in gross income on long-term bonds of $9.8 million and $2.3 million, and real estate mortgages of $2.3 million and $1.2 million for the six and three month periods ended June 30, 1998, respectively. These increases were the result of an increased asset base. For the six months ending June 30, 1998, and for the quarter ending June 30, 1998, other income increased by $85.0 million and $51.1 million respectively compared to the same periods in 1997. These increases were primarily attributable to the increase in commission and expense allowances and reserve adjustments on reinsurance ceded.

For the six months ending June 30, 1998, total benefits and expenses increased by 81.9% or $485.2 million to $1,077.6 million as compared to the same period during 1997. For the quarter ending June 30, 1998 total benefits and expenses increased by 86.5% or $280.4 million as compared to the same period during 1997. For the six months ending June 30, 1998, benefit payments and additions to reserves increased by 95.6% or $459.9 million to $941.1 million as compared to the same period during 1997. For the quarter ending June 30, 1998, benefit payments and additions to reserves increased by 100.3% or $267.3 million as compared to the same period during 1997. These increases were largely the result of an increase in policy reserves associated with the sales of corporate owned life insurance. For the six months ending June 30, 1998, insurance expenses increased by 17.4% or $17.6 million to $119.0 million as compared to the same period during 1997. For the quarter ending June 30, 1998, insurance expenses increased by 16.7% or $8.8 million as compared to the same period during 1997. These increases in insurance expenses were attributable largely to commission expense resulting from the sale of new business.


   Liquidity and Capital Resources

   The Company's liquidity resources at June 30, 1998 include cash and short-term investments of $7.0 million, public bonds of $618.5 million, and investment grade private placement bonds of $496.8 million. The corresponding amounts at December 31, 1997 were $143.2 million, $561.2 million, and $461.7 million, respectively. In addition, the Company's separate accounts are highly liquid and are available to meet most outflow needs for variable life insurance.

   Management believes the liquidity resources above of $1,122.3 million as of June 30, 1998, strongly position the Company to meet all its obligations to policyholders and others. Generally, the Company's financing needs are met by means of funds provided by normal operations. As of June 30, 1998 and year end 1997, the Company had no outstanding borrowings from sources outside its affiliated group.

   Total surplus, or stockholder's equity, including the AVR, is $344.8 million as of June 30, 1998 compared to $340.3 million as of December 31, 1997. The current statutory accounting treatment of deferred acquisition cost ("DAC") taxes results in an understatement of the Company's surplus, which will persist during periods of growth in new business written. These taxes result from federal income tax law that approximates acquisition expenses and then spreads the corresponding tax deduction over a period of years. The result is a DAC tax which is collected immediately and subsequently returned through tax deduction in later years.

   Since it began its operations, the Company has received a total of $381.8 million in capital contributions from John Hancock, of which $377.5 million is credited to paid-in capital and $2.5 million is credited to capital stock as of June 30, 1998. In 1993, $1.8 million of capital was returned to John Hancock. To support the Company's operations, for the indefinite future, John Hancock is committed to make additional capital contributions if necessary to ensure that the Company maintains a positive net worth. The Company's stockholder's equity, net of unassigned deficit, was $324.8 million at June 30, 1998 and $321.7 million at December 31, 1997.

   In December 1992, the NAIC approved risk-based capital ("RBC") standards for life insurance companies as well as a Model Act (the "RBC Model Act") to apply such standards at the state level. The RBC Model Act provides that life insurance companies must submit an annual RBC report which compares a company's total adjusted capital (statutory surplus plus AVR, voluntary investment reserves, and one-half the apportioned dividend liability) with its risk-based capital as calculated by an RBC formula, where the formula takes into account the risk characteristics of the company's investments and products. The formula is to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. The formula is not intended as a means to rank insurers. The RBC Model Act gives state insurance commissioners explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose total adjusted capital does not meet the RBC standards. The RBC Model Act imposes broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) as to the use and publication of RBC data. As of June 30 1998, the Company's total adjusted capital as defined by the NAIC was well in excess of RBC standards.


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

                              John Hancock Variable
                              Life Insurance Company
                              ----------------------------
                              (Registrant)

Date:  August 13, 1998        /s/ Thomas J. Lee
       ---------------        ----------------------------
                              Vice President


Date:  August 13, 1998        /s/ Patrick F. Smith
       ---------------        ----------------------------
                              Controller