Form 10-K
period 1998-12-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 1999-03-31
CIK 755110

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-K


(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1998 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to _______

     Commission file number: 33-62895

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

        MASSACHUSETTS                          04-2664016
 State or Other Jurisdiction of              (I.R.S. Employer
 Incorporation or Organization             Identification Number)

           200 Clarendon Street
           Boston, Massachusetts                     02117
(Address of Principal Executive Offices)           (Zip Code)

                                 (617) 572-5060
             (Registrant's Telephone Number, Including Area Code)


     Securities registered pursuant to Section 12(b) of the Act:

     NONE

     Securities registered pursuant to Section 12(g) of the Act:

     NONE

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/X/ Yes                                        / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                [ X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                            Shares Outstanding
Class                                       as of December 31, 1998
-----                                       -----------------------

Common stock $50 par value                  50,000

               DOCUMENTS INCORPORATED BY REFERENCE

None

                                    PART I


ITEM 1.  BUSINESS.

BUSINESS OF JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

     We are John Hancock Variable Life Insurance Company (hereinafter referred to as "JHVLICO"), a stock life insurance company, organized in 1979 under the laws of the Commonwealth of Massachusetts. JHVLICO commenced operations in 1980. Currently, JHVLICO writes variable and universal life insurance policies in all states except New York. JHVLICO is wholly-owned by John Hancock Mutual Life Insurance Company (hereinafter referred to as "JHMLICO" or "John Hancock"), a mutual life insurance company organized under the laws of Massachusetts in 1862. At December 31, 1998, JHVLICO had $62.6 billion of life insurance in force.

     JHVLICO markets its policies through

(1) John Hancock's sales organization, which includes a proprietary sales force employed at John Hancock's own agencies and a network of independent general agencies, and

 (2)various unaffiliated broker-dealers and certain financial institutions with which John Hancock and JHVLICO have sales agreements.


     In 1993, JHVLICO acquired Colonial Penn Annuity and Life Insurance Company and renamed it John Hancock Life Insurance Company of America. On March 5, 1998, the name of the company was changed from John Hancock Life Insurance Company of America to Investors Partner Life Insurance Company ("IPL"). At December 31, 1998, IPL's principal business consisted of a run-off of a block of single premium whole life insurance. More information about IPL is contained in Note 2 to JHVLICO's Financial Statements.

COMPETITION

     The life insurance business is highly competitive. There are approximately 1,700 stock, mutual, and other types of insurers in the life insurance business in the United States. According to the July 1997, issue of Best's Review Life/Health, JHVLICO ranks 101st in terms of individual direct ordinary life insurance premiums written during 1996. JHVLICO's parent, JHMLICO, ranks 8th.

     Best's Company Report, dated March 17, 1997, affirms JHVLICO's financial stability rating from A.M. Best Company, Inc. of A++, its highest, based on the strength of its parent company and the capital guarantee discussed above. Standard & Poor's Corporation and Duff & Phelps Credit Rating Company have assigned insurance claims-paying ability ratings to JHVLICO of AA+ and AAA, respectively, which place JHVLICO in the second highest and highest categories, respectively, by these rating agencies. Moody's Investors Service, Inc. has assigned JHVLICO a financial strength rating of Aa2, which is its third highest rating.

REGULATION

     JHVLICO complies with extensive state regulation in the jurisdictions in which it does business. This extensive state regulation along with proposals to adopt a federal regulatory framework may in the future adversely affect JHVLICO's ability to sustain adequate returns. JHVLICO's business also could be adversely affected by:

(1) changes in state law relating to asset and reserve valuation requirements;

(2) limitations on investments and risk-based capital requirements;  and,

(3) at the federal level, laws and regulations that may affect certain aspects of the insurance industry.

States levy assessments against John Hancock companies as a result of participation in various types of state guaranty associations, state insurance pools for the uninsured or other arrangements.

     Regulators have discretionary authority, to limit or prohibit an insurer from issuing new business to policyholders if the regulators determine that

(1) such insurer is not maintaining minimum statutory surplus or capital or

(2) further transaction of business would be hazardous to the policyholders.


Based upon their current or anticipated levels of statutory surplus and the volume of their new sales, JHVLICO and its affiliate do not believe regulations will limit their issuance of new insurance business.

     Although the federal government does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal laws and regulations may significantly affect the insurance business by removing barriers preventing banks from engaging in the insurance business, limiting medical testing for insurability, changing the tax laws affecting the taxation of insurance companies and insurance products, and prohibiting the use of gender in determining insurance and pension rates and benefits. Such initiatives could impact the relative desirability of various personal investment vehicles.

ITEM 2.  PROPERTIES.

EMPLOYEES AND FACILITIES

     JHMLICO provides JHVLICO with personnel, property, and facilities for the performance of certain of JHVLICO's corporate functions. JHMLICO annually determines a fee for these services and facilities based on a number of criteria which were revised in 1998, 1997 and 1996 to reflect continuing changes in JHVLICO's operations. The amount of service fee charged to JHVLICO was $157.5 million, $123.6 million, and $111.7 million in 1998, 1997, and 1996, respectively.

     Approximately 1,100 of JHMLICO's field office employees and agents are members of a labor union. The agreement with union employees and agents was ratified in June, 1996.

TRANSACTIONS WITH JHMLICO

     As indicated, property, personnel and facilities are provided, at a service fee, by JHMLICO for purposes of JHVLICO's operations, and the two companies have entered into certain reinsurance arrangements. In addition, JHMLICO has contributed all of JHVLICO's capital, of which $1.8 million of paid-in capital was returned to JHMLICO during 1993. It is expected that arrangements and transactions such as the foregoing will continue in the future to an indeterminate extent. See Notes 2 and 5 of the Notes to Financial Statements.

     JHMLICO receives no additional compensation for its services as underwriter and distributor of the Contracts issued by JHVLICO. See Note 5 of JHVLICO's Notes to Financial Statements for additional information.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings (other than ordinary routine litigation incidental to the business) to which the registrant is a party and which the registrant believes would result in a material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

The following financial data for JHVLICO and its subsidiary should be read in conjunction with the financial statements and notes thereto. The results for past accounting periods are not necessarily indicative of the results to be expected in the future. The selected financial data and financial statements have been prepared on the basis of accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance and in conformity with the practices of the National Association of Insurance Commissioners ("NAIC") ("statutory accounting practices"). See Note 1--Nature of Operations and Significant Accounting Practices for additional discussion.

The information presented below should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the financial statements.

                                          Year ended at December 31
                                    -----------------------------------------
                                    1998     1997     1996     1995      1994
                                    ----     ----     ----    ----       ----
                                                 (In millions)
SELECTED FINANCIAL DATA
INCOME STATEMENT DATA
  Premiums                        $1,272.3   $872.7   $820.6   $570.9   $430.5
  Net investment income              122.8     89.7     76.1     62.1     57.6
  Other income, net                  618.1    449.1    427.7     98.7    105.9
    TOTAL REVENUES                 2,013.2  1,411.5  1,324.4    731.7    594.0
  Total benefits and expenses      1,963.9  1,342.5  1,249.0    672.2    566.4
  Income tax expense                  33.1     38.5     38.6     28.4     15.0
  Net realized capital gains (losses) (0.6)    (3.0)    (1.5)     0.5      0.4
  Net gain                            15.6     27.5     35.3     31.6     13.0
BALANCE SHEET DATA
  Total assets                    $8,599.0 $6,521.5 $4,567.8 $3,446.3 $2,626.9
  Total obligations                8,268.2  6,199.8  4,284.7  3,197.6  2,409.0
  Total stockholder's equity         330.8    321.7    283.1    248.7    217.9


ITEM 7.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     During the past fiscal year, JHVLICO's total assets grew primarily due to the growth in the total assets of the JHVLICO's separate accounts. Likewise, its total obligations grew. Total shareholder equity also grew during this period. The following chart shows the percentage of growth in total assets, total obligations and total shareholder equity for the last fiscal year:

                                            YEAR ENDED DECEMBER 31
                                            --1998---------1997---
                                              --(IN MILLIONS)--      % CHANGE
Total assets - JHVLICO                        $8,599.0     $6,521.5   31.9%
-------------------------------------------------------------------------------
Total assets - JHVLICO separate accounts      $6,595.2     $4,691.1   40.6%
-------------------------------------------------------------------------------
Total obligations - JHVLICO                   $8,268.2     $6,199.8   33.4%
-------------------------------------------------------------------------------
Total obligations - JHVLICO separate          $6,589.4     $4,685.7   40.6%
accounts
-------------------------------------------------------------------------------
Total shareholders equity                       $330.8       $321.7     2.8%
-------------------------------------------------------------------------------



Separate account assets and liabilities consist primarily of the fund balances associated with JHVLICO's variable life and annuity business. The asset holdings include fixed income, equity growth, total return real estate, global, and international mutual funds with liabilities representing amounts due to policyholders.

     During the 1997 fiscal year, a similar pattern of growth occurred. It is shown on the following chart:


                                           YEAR ENDED DECEMBER 31,
                                           ---1997---------1996--    % CHANGE
GROWTH IN                                     --(IN MILLIONS)--
Total assets - JHVLICO                        $6,521.5     $4,567.8  42.8%
-------------------------------------------------------------------------------
Total assets - JHVLICO separate accounts      $4,691.1     $3,290.5  42.6%
-------------------------------------------------------------------------------
Total obligations - JHVLICO                   $6,199.8     $4,284.7  44.7%
-------------------------------------------------------------------------------
Total obligations - JHVLICO separate          $4,685.7     $3,285.8  42.6%
accounts
-------------------------------------------------------------------------------
Total shareholder equity                        $321.7       $283.1  13.6%
-------------------------------------------------------------------------------




INVESTMENTS

     JHVLICO's bond portfolio remains highly diversified. It maintains the diversity of its bond portfolio by

(1)investing in a wide variety of geographic regions and industry groups, and

(2)limiting the size of individual investment relative to the total portfolio.


JHVLICO invests new money predominantly in long-term investment grade corporate bonds. As a result, 86.1 % of JHVLICO's general account bonds were investment grade bonds, and 10.8 % were medium grade bonds as of December 31, 1998. The corresponding percentages as of December 31, 1997, were 90.2% and 7.5%, respectively. For medium grade bonds, JHVLICO invests mostly in private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. As of December 31, 1998, the remaining 3.1% of JHVLICO's total general account bonds consisted of lower grade bonds and bonds in default. Bonds in default represent 0.6% of JHVLICO's general account bonds.

     Management believes JHVLICO's commercial mortgage lending practices continue to be strong. JHVLICO generally makes mortgage loans against properties with proven track records and high occupancy levels. Typically, JHVLICO does not make construction or condominium loans nor lend more than 75% of the property's value at the time of the loan. JHVLICO uses a computer based mortgage risk analysis system in managing the credit risk related to its mortgage loans.

     JHVLICO has outstanding commitments to purchase long-term bonds and issue real estate mortgages totaling $5.9 million and $24.8 million, respectively, at December 31, 1998. The corresponding amounts at December 31, 1997 were $168.6 million and $28.3 million, respectively. JHVLICO monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. If funded, loans related to real estate mortgages would be fully collateralized by the related properties. Most of the commitments at December 31, 1998 expire in 1999.

Reserves and obligations

     JHVLICO's obligations consist primarily of aggregate reserves for life and annuity policies and contracts. As of December 31, 1998, JHVLICO's general account reserves totaled $1,652.0 million and its separate account obligations totaled $6,589.4 million. As of December 31, 1997, the corresponding amounts were $1,124.3 million and $4,685.7 million, respectively. JHVLICO computes these liabilities in accordance with commonly accepted actuarial standards.
 Its actuarial assumptions are in accordance with, or more conservative than, those called for in state regulations. All reserves meet the requirements of Massachusetts insurance laws.

     Every year, JHVLICO performs reserve adequacy testing, usually during the fourth quarter. Intensive asset adequacy testing was performed in 1998 for the vast majority of reserves. During 1997, JHVLICO refined certain assumptions inherent in the calculation of reserves related to AIDS claims under individual life policies resulting in a $6.4 million increase in stockholder's equity at December 31, 1997. During 1998, JHVLICO made no refinements to reserves.

     JHVLICO's investment reserves include the asset valuation reserve ("AVR") and interest maintenance reserve ("IMR") required by the NAIC and state insurance regulatory authorities. The AVR stabilizes statutory surplus from non-interest related fluctuations in the market value of bonds, stocks, mortgage loans, real estate and other invested assets. The AVR generally captures realized and unrealized capital gains or losses on such assets, other than those resulting from interest rate changes.

     Each year, the amount of an insurer's AVR will fluctuate as the non-interest related capital gains and/or losses are absorbed by the reserve.
 To adjust for such changes over time, an annual contribution must be made to the AVR equal to 20% of the difference between the AVR reserve objective (as determined annually according to the type and quality of an insurer's assets) and the actual AVR.

     JHVLICO includes the AVR in its obligations. Its AVR was $21.9 million at December 31, 1998, and $18.6 million as of December 31, 1997. During 1998, JHVLICO made a voluntary contribution of $0.7 million to the AVR. Such contributions may result in a slower rate of growth of, or a reduction to, shareholder equity. Changes in the AVR are accounted for as direct increases or decreases in shareholder equity. The impact of the AVR on JHVLICO's shareholder equity position will depend, in part, on JHVLICO's investment portfolio.

     The IMR captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. JHVLICO does not reflect these amounts in its shareholder equity account but amortizes them into net investment income over the estimated remaining lives of the investments disposed. At December 31, 1998 and December 31, 1997, JHVLICO's IMR balance was $10.7 million and $7.8 million, respectively. The impact of the IMR on JHVLICO's shareholder equity depends upon the amount of future interest related capital gains and losses on fixed income investments.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     Net gains from operations, before net realized capital gains/losses, totaled $16.2 million in 1998, $14.3 million lower than in 1997. A net loss of $9.8 million in 1998 to the individual annuity line of business contributed significantly to this decrease in operating gain. First year commissions and taxes on sales of $340.0 million of corporate-owned life insurance further diminished the gain.

     During 1998, total revenues increased by 42.6% (or $601.7 million) to $2,013.2 million. Premium, net of premium ceded to reinsurers, increased by 45.8% (or $399.6 million) to $1,272.3 million. Net investment income increased by 36.9% (or $33.1 million) to $122.8 million. This increase is primarily due to a 47.8% (or $31.0 million) increase in gross income on long-term bonds, and a 27.8% (or $5.4 million) increase in gross income on commercial mortgages. The increases can both be attributed to an increased asset base. Other income increased by $169.0 million as a result of reserve adjustments on reinsurance ceded.

     During 1998, total benefits and expenses increase by 46.3% (or $621.4 million) to $1,963.9 million. Benefit payments and additions to reserves increased by 52.4% (or $571.4 million) to $1,661.6 million. This increase is largely the result of an increase in reserves of $297.4 million associated with the sale of corporate owned life insurance. Insurance expenses increased by 17.6% (or $41.0 million) to $274.2 million. This consists of a $27.3 million increase in commission expenses resulting from the sale of new and renewal business, and a $13.7 million increase in the expenses of providing services to policyholders.

1997 COMPARED TO 1996

     Net gain from operations totaled $30.5 million during 1997, $6.3 million lower than in 1996. The decrease in operating gain resulted largely from the implementation of a reinsurance agreement that ceded variable annuity business to John Hancock during 1996. The implementation of the agreement created a one-time gain in 1996, which did not recur in 1997.

     During 1997, total revenues increased by 6.6% (or $87.1 million) to $1,411.5 million. Premiums, net of premium ceded to reinsurers, increased by 6.3% (or $52.1 million) to $872.7 million. Net investment income increased by 17.9% (or $13.6 million) to $89.7 million during 1997. This increase resulted largely from a 10.1% (or $5.9 million) increase in gross income on long-term bonds and a 49.7% (or $5.4 million) increase in gross income on commercial mortgages. Both increases can be attributed to an increased asset base.
Other income increased by $21.4 million as a result of reserve adjustments on reinsurance ceded and income from fees associated with separate accounts.

     During 1997, total benefits and expenses increased by 7.5% (or $93.5 million) to $1,342.5 million. Benefit payments and additions to reserves increased by 6.2% (or $64.0 million) to $1,090.2 million. Insurance expense increased by 13.5% (or $27.7 million) to $233.2 million. The insurance expense increase consists of an $18.3 million increase in commission expense resulting from the sale of new and renewal business, and a $9.4 million increase in the expense of providing service to policyholders.

1996 COMPARED TO 1995

     Net gain from operations totaled $36.8 million during 1996, $5.7 million higher than in 1995. Operating gain remained relatively stable even with the sales of a new variable annuity product introduced in early 1995, and the introduction of a new corporate-owned life insurance product in 1996. Premium income was offset, however, by credits to owners' accounts in the form of reserve increases. First year commissions on the new products also dampened the gain.

     During 1996, total revenues increased by 81.0% (or $592.7 million) to $1,324.4 million. Premiums, net of premium ceded to reinsurers, increased 43.7% (or $249.7 million) to $820.6 million. The sale of corporate-owned life insurance accounted for $255.0 million of this increase. Net investment income increased by 22.5% (or $14.0 million) to $76.1 million due largely to a 39.0% (or $16.4 million) increase in gross income on long-term bonds. This increase on long-term bond income resulted from an increased asset base. Other income increased by $329.0 million due primarily to the increase in commission and expense allowances and reserve adjustments on reinsurance ceded.

     During 1996, total benefits and expenses increase by 85.8% (or $576.8 million) to $1,249.0 million. Benefit payments and additions to reserves increased by 107.0% (or $530.4 million) to $1,026.2 million. Insurance expenses increased by 25.5% (or $41.8 million) to $205.5 million. Commission expenses on new business sales contributed largely to the increase in insurance expenses.

LIQUIDITY AND CAPITAL RESOURCES

     JHVLICO's liquidity resources for the past two fiscal years were as follows:

                                                Year ended December 31,
                                                -----(IN MILLIONS)-----
Type of investment                               1998               1997
                                                 ----               ----
Cash and short-term investments                $ 19.9            $143.2
-------------------------------------------------------------------------------
Public bonds                                   $461.9             $561.2
-------------------------------------------------------------------------------
Investment-grade private placement bonds       $619.9             $461.7
-------------------------------------------------------------------------------




In addition, JHVLICO's separate accounts are highly liquid and available to meet most outflow needs for variable life insurance.

     JHVLICO's management believes the liquidity resources above of $1,101.7 million as of December 31, 1998, strongly position JHVLICO to meet all its obligations to policyholders and others. Funds provided by normal operations generally satisfy JHVLICO's financing needs. As of December 31, 1998, JHVLICO has $61.9 million note payable to an affiliate. The interest is paid on a variable rate, and the principal is expected to be repaid by the end of the first quarter of 1999. As of December 31, 1997, JHVLICO had no outstanding borrowings.

     Total surplus, also know as stockholder's equity, plus the AVR, amounted to $352.7 million as of December 31, 1998, and $340.3 million as of December 31, 1997. The current statutory accounting treatment of taxes for deferred acquisition costs ("DAC taxes") currently results in a reduction to JHVLICO's surplus. This reduction will persist during periods of growth in new business. DAC taxes result from federal income tax law that approximates acquisition expenses, and then spreads the corresponding tax deduction over a period of years. As a result, the DAC tax is collected immediately and subsequently returned to through tax deductions in later years.

     Since it began operations, JHVLICO has received a total of $381.8 million in capital contributions from John Hancock, of which $377.5 million is credited to paid-in capital and $2.5 million was credited to capital stock as of December 31, 1998 and 1997. In 1993, JHVLICO returned $1.8 million of capital to John Hancock. To support JHVLICO's operations, for the indefinite future, John Hancock will continue to make capital contributions, if necessary, to ensure that JHVLICO maintains a shareholder's equity of at least $1.0 million. JHVLICO's stockholder's equity, net of unassigned deficit, amounted to $330.8 million at December 31, 1998, and $321.7 million at December 31, 1997.

     In December, 1992, the NAIC approved risk-based capital ("RBC") standards for life insurance companies. It also approved a model act (the "RBC Model Act") to apply such standards at the state level. The RBC Model Act requires life insurers to submit an annual RBC report comparing the company's total adjusted capital (statutory surplus plus AVR, voluntary investment reserves, and one-half the apportioned dividend liability) with its risk-based capital as calculated by an RBC formula. The formula takes into account the risk characteristics of the company's investments and products. Insurance regulators use the formula as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action, not as a means to rank insurers. As of December 31, 1998, JHVLICO's total adjusted capital as defined by the NAIC was well in excess of the RBC standards.

YEAR 2000 IMPACT

     JHVLICO relies on John Hancock, its parent company, for information processing services. John Hancock is executing its plan to address the impact of the Year 2000 issues that result from computer programs being written using two digits to reflect the year rather than four to define the applicable year and century. Historically, the first two digits were hard-coded to save memory. Many of John Hancock's computer programs that have date-sensitive software, including those relied upon by JHVLICO, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in an information technology (IT) system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, non-IT systems including, but not limited to, security alarms, elevators and telephones are subject to malfunction due to their dependence on embedded technology such as micro-controllers for proper operation. As described, the Year 2000 project presents a number of challenges for financial institutions since the correction of Year 2000 issues in IT and non-IT systems will be complex and costly for the entire industry.

     John Hancock began to address the Year 2000 project as early as 1994. John Hancock's plan to address the Year 2000 Project includes an awareness campaign, an assessment period, a renovation stage, validation work and an implementation of Company solutions.

     The continuous awareness campaign serves several purposes: defining the problem, gaining executive level support and sponsorship, establishing a team and overall strategy, and assessing existing information system management resources. Additionally, the awareness campaign establishes an education process to ensure that all employees are aware of the Year 2000 issue and knowledgeable of their role in securing solutions.

     The assessment phase, which was completed for both IT and non-IT systems as of April 1998, included the identification, inventory, analysis, and prioritization of IT and non-IT systems and processes to determine their conversion or replacement.

     The renovation stage reflects the conversion, validation, replacement, or elimination of selected platforms, applications, databases and utilities, including the modification of applicable interfaces. Additionally, the renovation stage includes performance, functionality, and regression testing and implementation. As of December 31, 1998, the renovation phase was substantially complete for computer applications, systems and desktops. For all remaining components, the renovation phase is underway and will be complete before the end of the second quarter of 1999.

     The validation phase consists of the compliance testing of renovated systems. The validation phase is expected to be complete by mid 1999, after renovation is accomplished. Testing facilities will be used through the remainder of 1999 to perform special functional testing. Special functional testing includes testing, as required, with material third parties and industry groups and performing reviews of "dry runs" of year-end activities. Scheduled testing of material relationships with third parties, including those impacting JHVLICO, is underway. It is anticipated that testing with material business partners will continue through much of 1999.

     Finally, the implementation phase involves the actual implementation of converted or replaced platforms, applications, databases, utilities, interfaces, and contingency planning. Implementation is being performed concurrently during the renovation phase and is expected to be completed before the end of the second quarter of 1999.

     The costs of the Year 2000 project consist of internal IT personnel and external costs such as consultants, programmers, replacement software, and hardware. The costs of the Year 2000 project are expensed as incurred. The project is funded partially through a reallocation of resources from discretionary projects. Through December 31, 1998, John Hancock has incurred and expensed approximately $9.8 million in related payroll costs for its internal IT personnel on the project. The estimated range of remaining internal IT personnel costs of the project is approximately $8 to $9 million.
 Through December 31, 1998, John Hancock has incurred and expensed approximately $36.4 million in external costs for the project. The estimated range of remaining external costs of the project is approximately $35 to $36 million. The total costs of the Year 2000 project to John Hancock, based on management's best estimates, include approximately $18 million in internal IT personnel, $7.4 million in the external modification of software, $34.2 million for external solution providers, $19.4 million in replacement costs of non-compliant IT systems and $12.6 million in oversight, test facilities and other expenses. Accordingly, the estimated range of total costs of the Year 2000 project to John Hancock, internal and external, is approximately $90 to $95 million. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     John Hancock's total Year 2000 project costs include the estimated impact of external solution providers and are based on presently available information. However, there is no guarantee that the systems of other companies that John Hancock's systems rely on will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with John Hancock's systems, including those upon which JHVLICO relies, would not have material adverse effect on John Hancock or JHVLICO. It is documented in trade publications that companies in foreign countries are not acting as intensively as domestic companies to remediate Year 2000 issues. Accordingly, it is expected that Company facilities based outside the United States face higher degrees of risks from data exchanges with material business partners.
 In addition, JHVLICO has numerous customers that hold its products. Nearly all products sold by JHVLICO contain date sensitive data, examples of which are policy expiration dates, birth dates and premium payment dates. Finally, the regulated nature of JHVLICO's industry exposes it to potential supervisory or enforcement actions relating to Year 2000 issues.

     John Hancock's contingency planning initiative related to the Year 2000 project is underway. The plan is addressing John Hancock's readiness as well as that of material business partners on whom John Hancock and JHVLICO depend. John Hancock's contingency plans are being designed to keep each subsidiary's operations functioning in the event of a failure or delay due to the Year 2000 record format and date calculation changes. Contingency plans are being constructed based on the foundation of extensive business resumption plans that John Hancock has maintained and updated periodically, which outline responses to situations that may affect critical business functions. These plans also provide emergency operations guidance, which defines a documented order of actions to respond to problems. These extensive business resumption plans are being enhanced to cover Year 2000 situations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

MARKET RISK EXPOSURES AND RISK MANAGEMENT

Market risk is the risk that JHVLICO will incur losses due to adverse changes in the market rates and prices. JHVLICO's primary market risk exposures are to changes in interest rates. JHVLICO has minimal exposures to changes in commodity prices, equity prices or foreign currency exchange rates.

The active management of market risk is integral to JHVLICO's operations. JHVLICO may use the following approaches to manage its exposure to market risk within defined tolerance ranges: (i) rebalance its existing asset or liability portfolios; (ii) change the character of future investments purchased; or (iii) use derivative instruments to modify the market risk characteristics of existing assets or liabilities, or assets expected to be purchased.

INTEREST RATE RISK

Interest rate risk is the risk that JHVLICO will incur economic losses due to adverse changes in interest rates. This risk arises from some of JHVLICO's activities, as JHVLICO invests funds in interest-sensitive assets and also has certain interest sensitive liabilities.

JHVLICO seeks to earn returns that enhance its ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth for JHVLICO. Accordingly, JHVLICO's investment decisions and objectives are a function of the underlying risks and product profiles of its business operation.

JHVLICO manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures JHVLICO uses to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%.

To calculate duration, JHVLICO projects asset and liability cash flows and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity, and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case.

While duration management works for the JHVLICO lines of business whose liability characteristics are more predictable and have less option (cash flow) risk, stochastic simulations are performed to determine how to invest the JHVLICO lines of business whose liability characteristics are less predictable and have more option risk. Performing stochastic simulations involves testing different investment strategies under a large number of random interest rate scenarios until the strategy is found which optimizes the development of risk-adjusted surplus.

JHVLICO also utilizes various derivative financial instruments to manage its exposure to fluctuations in interest rates, including interest rate swaps, interest rate futures, and interest rate caps.

Interest rate swaps are used primarily to more closely match the interest rate characteristics of certain assets and liabilities. JHVLICO also uses interest rate swaps to hedge its exposure to floating rate, mixed maturity liability contracts. JHVLICO uses interest rate futures to periodically rebalance its duration-managed accounts. JHVLICO uses interest rate caps to hedge embedded caps on certain floating-rate assets and to manage the risk associated with a sudden rise in interest rates.

JHVLICO's exposure to credit risk is the risk of loss from a counterparty failing to perform the terms of the contract. JHVLICO continually monitors its position and the credit ratings of the counterparties to these derivative instruments. To limit exposure associated with counterparty nonperformance on interest rate swap and cap agreements, JHVLICO enters into master netting agreements with its counterparties. JHVLICO believes the risk of incurring losses due to nonperformance by its counterparties is remote and that such losses, if any, would be immaterial. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that JHVLICO will incur economic losses due to adverse changes in foreign currency exchange rates. JHVLICO has certain fixed income securities that are denominated in foreign currencies; however, JHVLICO always uses derivatives to hedge the foreign currency risk of these securities (both interest payments and the final maturity payment). JHVLICO uses currency swap agreements of the same currency to hedge the foreign exchange risk related to its investments in securities denominated in foreign currencies. The fair value of JHVLICO's currency swap agreements at December 31, 1998 was $(3.3) million.

EFFECTS OF INFLATION

JHVLICO does not believe that inflation has had a material effect on the results of its operations except insofar as inflation affects interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS


To the Directors and Policyholders John Hancock Variable Life Insurance Company

We have audited the accompanying statutory-basis statements of financial position of John Hancock Variable Life Insurance Company as of December 31, 1998 and 1997, and the related statutory-basis statements of operations and unassigned deficit and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company presents its financial statements in conformity with accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance, which practices differ from generally accepted accounting principles. The variances between such practices and generally accepted accounting principles also are described in Note 1. The effects on the financial statements of these variances are not reasonably determinable but are presumed to be material.

In our opinion, because of the effects of the matter described in the preceding paragraph, the financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of John Hancock Variable Life Insurance Company at December 31, 1998 and 1997, or the results of its operations or its cash flows for each of the three years in the period ended December 31, 1998.

However, in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Variable Life Insurance Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Boston, Massachusetts

February 19, 1999

STATUTORY-BASIS STATEMENTS OF FINANCIAL POSITION


JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY


                                                               December 31
                                                           -------------------
                                                             1998      1997
                                                             ----      ----
                                                             (In millions)
ASSETS
  Bonds--Note 6                                           $1,185.8  $1,092.7
  Preferred stocks                                            36.5      17.2
  Common stocks                                                3.1       2.3
  Investment in affiliates                                    81.7      79.1
  Mortgage loans on real estate--Note 6                      388.1     273.9
  Real estate                                                 41.0      39.9
  Policy loans                                               137.7     106.8

  Cash items:
    Cash in banks                                             11.4      83.1
    Temporary cash investments                                 8.5      60.1
                                                           --------------------
                                                              19.9     143.2

Premiums due and deferred                                     32.7      33.8
Investment income due and accrued                             29.8      24.7
Other general account assets                                  47.5      16.8
Assets held in separate accounts                           6,595.2   4,691.1
                                                           --------------------
                                        TOTAL ASSETS      $8,599.0  $6,521.5
                                                           ====================
OBLIGATIONS AND STOCKHOLDER'S EQUITY
OBLIGATIONS
  Policy reserves                                         $1,652.0  $1,124.3
  Federal income and other taxes payable--Note 1              44.3      36.1
  Other general account obligations                          150.9     481.9
  Transfers from separate accounts, net                     (190.3)   (146.8)
  Asset valuation reserve--Note 1                             21.9      18.6
  Obligations related to separate accounts                 6,589.4   4,685.7
                                                           --------------------
                                       TOTAL OBLIGATION    8,268.2   6,199.8
STOCKHOLDER'S EQUITY
  Common Stock, $50 par value; authorized 50,000 shares
    issued and outstanding 50,000 shares                       2.5       2.5
  Paid-in capital                                            377.5     377.5
  Unassigned deficit                                         (49.2)    (58.3)
                                                           --------------------
                              TOTAL STOCKHOLDER'S EQUITY     330.8     321.7
                                                           --------------------
 TOTAL OBLIGATIONS AND STOCKHOLDER'S EQUITY               $8,599.0  $6,521.5
                                                          ====================


The accompanying notes are an integral part of the statutory-basis financial statements.

STATUTORY-BASIS STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY


                                                     Year ended December 31
                                                  -----------------------------
                                                   1998         1997     1996
                                                   ----         ----     ----
INCOME
  Premiums                                        $1,272.3      872.7    $820.6
  Net investment income-Note 3                       122.8       89.7      76.1
  Other, net                                         618.1      449.1     427.7
                                                  -----------------------------
                                                   2,013.2    1,411.5   1,324.4

BENEFITS AND EXPENSES
  Payments to policyholders
   and beneficiaries                                 301.4      264.0     236.1
  Additions to reserves to provide for future
   payments to policyholders and beneficiaries     1,360.2      826.2     790.1
  Expenses of providing service to policyholders
   and obtaining new insurance--Note 5               274.2      233.2     205.5
  State and miscellaneous taxes                       28.1       19.1      17.3
                                                  ----------------------------
                                                   1,963.9    1,342.5   1,249.0
                                                  -----------------------------
               GAIN FROM OPERATIONS BEFORE
                      FEDERAL INCOME TAXES
           AND NET REALIZED CAPITAL LOSSES            49.3       69.0      75.4

Federal income taxes--Note 1                          33.1       38.5      38.6
                                                  -----------------------------
                       GAIN FROM OPERATIONS
                        BEFORE NET REALIZED
                             CAPITAL LOSSES           16.2       30.5      36.8
Net realized capital losses --Note 4                  (0.6)      (3.0)    (1.5)
                                                   ----------------------------
                                 NET INCOME           15.6       27.5      35.3

Unassigned deficit at beginning of year              (58.3)     (96.9)   (131.3)
Net unrealized capital (losses) gains and
 other adjustments--Note 4                            (6.0)       5.0      2.5
Other reserves and adjustments                        (0.5)       6.1     (3.4)
                                                   ----------------------------

UNASSIGNED DEFICIT AT END OF YEAR                   $(49.2)    $(58.3)  $(96.9)
                                                    ===========================

The accompany notes are an integral part of the statutory-basis financial statements.

STATUTORY-BASIS STATEMENTS OF CASH FLOWS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                       Year ended December31
                                                     ---------------------------
                                                      1998        1997     1996
                                                      ----        ----     ----
                                                              (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Insurance premiums                                   $1,275.3   $877.0  $824.2
 Net investment income                                   118.2     89.9    73.4
 Benefits to policyholders and beneficiaries            (275.5)  (245.2) (212.7)
 Dividends paid to policyholders                         (22.3)   (18.7)  (15.7)
 Insurance expenses and taxes                           (296.9)  (267.2) (218.3)
 Net transfers to separate accounts                     (874.4)  (715.2) (524.2)
 Other, net                                              551.3    408.9   408.4
                                                      -------------------------
       NET CASH PROVIDED FROM OPERATIONS                 475.7    129.5   335.1
                                                      -------------------------
Cash flows used in investing activities:
 Bond purchases                                         (618.8)  (621.6) (489.9)
 Bond sales                                              340.7    197.3   228.3
 Bond maturities and scheduled redemptions               111.8     34.1    27.8
 Bond prepayments                                         76.5     51.6    31.9
 Stock purchases                                         (23.4)   (15.7)   (6.5)
 Proceeds from stock sales                                 1.9      6.7     0.4
 Real estate purchases                                    (4.2)    (1.3)  (10.5)
 Real estate sales                                         2.1      0.4     8.5
 Other invested assets purchases                           0.0     (1.0)    0.0
 Proceeds from the sale of other invested assets           0.0      0.3     1.5
 Mortgage loans issued                                  (145.5)   (94.5)  (84.4)
 Mortgage loan repayments                                 33.2     32.4    17.7
 Other, net                                             (435.2)   393.1  (104.6)
                                                       ------------------------
       NET CASH USED IN INVESTING ACTIVITIES            (660.9)   (18.2) (379.8)

Cash flows from financing activities:
  Net increase in short-term note payable                 61.9      0.0     0.0
                                                       ------------------------
       NET CASH PROVIDED FROM FINANCING ACTIVITIES        61.9      0.0     0.0
                                                       ------------------------

      (DECREASE)INCREASE IN CASH AND TEMPORARY
                              CASH INVESTMENTS          (123.3)   111.3   (44.7)
Cash and temporary cash investments at beginning of year 143.2     31.9    76.6
                                                        -----------------------
             CASH AND TEMPORARY CASH INVESTMENTS
                                  AT END OF YEAR         $19.9   $143.2   $31.9
                                                        =======================


The accompanying notes are an integral part of the statutory-basis financial statements.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING PRACTICES

John Hancock Variable Life Insurance Company (the Company) is a wholly-owned subsidiary of John Hancock Mutual Life Insurance Company (John Hancock). The Company, domiciled in the Commonwealth of Massachusetts, principally writes variable and universal life insurance policies. Those policies primarily are marketed through John Hancock's sales organization, which includes a career agency system composed of company-owned, unionized branch offices and independent general agencies. Policies also are sold through various unaffiliated securities broker-dealers and certain other financial institutions. Currently, the Company writes business in all states except New York.

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Basis of Presentation:  The financial statements have been prepared using
----------------------
accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance and in conformity with the practices of the National Association of Insurance Commissioners (NAIC), which practices differ from generally accepted accounting principles (GAAP).

The significant differences from GAAP include: (1) policy acquisition costs are charged to expense as incurred rather than deferred and amortized over the related premium-paying period; (2) policy reserves are based on statutory mortality, morbidity, and interest requirements without consideration of withdrawals and Company experience; (3) certain assets designated as "nonadmitted assets" are excluded from the balance sheet by direct charges to surplus; (4) reinsurance recoverables are netted against reserves and claim liabilities rather than reflected as an asset; (5) bonds held as available for sale are recorded at amortized cost or market value as determined by the NAIC rather than at fair value; (6) an Asset Valuation Reserve and Interest Maintenance Reserve as prescribed by the NAIC are not calculated under GAAP. Under GAAP, realized capital gains and losses are reported in the income statement on a pretax basis as incurred and investment valuation allowances are provided when there has been a decline in value deemed other than temporary;
(7) investments in affiliates are carried at their net equity value with changes in value being recorded directly to unassigned deficit rather than consolidated in the financial statements; (8) no provision is made for the deferred income tax effects of temporary differences between book and tax basis reporting; and (9) certain items, including modifications to required policy reserves resulting from changes in actuarial assumptions, are recorded directly to unassigned deficit rather than being reflected in income. The effects of the foregoing variances from GAAP have not been determined but are presumed to be material.

The significant accounting practices of the Company are as follows:

Pending Statutory Standards: During March 1998, the NAIC adopted the
---------------------------
codification of statutory accounting practices, which is effective in 2001. Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before codification becomes effective for the Company, the Massachusetts Division of Insurance must adopt codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Division of Insurance. The impact of any such changes on the Company's unassigned deficit is not expected to be material.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING PRACTICES--
       CONTINUED

Revenues and Expenses:  Premium revenues are recognized over the premium-paying
---------------------
period of the policies whereas expenses, including the acquisition costs of new business, are charged to operations as incurred and policyholder dividends are provided as paid or accrued.

Cash and Temporary Cash Investments:  Cash includes currency on hand and demand
-----------------------------------
deposits with financial institutions. Temporary cash investments are short-term, highly-liquid investments both readily convertible to known amounts of cash and so near maturity that there is insignificant risk of changes in value because of changes in interest rates.

Valuation of Assets:  General account investments are carried at amounts
-------------------
determined on the following bases:

     Bond and stock values are carried as prescribed by the NAIC; bonds generally at amortized amounts or cost, preferred stocks generally at cost and common stocks at fair value. The discount or premium on bonds is amortized using the interest method.

     Investments in affiliates are included on the statutory equity method.

     Loan-backed bonds and structured securities are valued at amortized cost using the interest method including anticipated prepayments. Prepayment assumptions are obtained from broker dealer surveys or internal estimates and are based on the current interest rate and economic environment. The retrospective adjustment method is used to value all such securities except for interest-only securities, which are valued using the prospective method.

     The net interest effect of interest rate and currency rate swap transactions is recorded as an adjustment of interest income as incurred. The initial cost of interest rate cap agreements is amortized to net investment income over the life of the related agreement. Gains and losses on financial futures contracts used as hedges against interest rate fluctuations are deferred and recognized in income over the period being hedged.

     Mortgage loans are carried at outstanding principal balance or amortized cost.

     Investment real estate is carried at depreciated cost, less encumbrances. Depreciation on investment real estate is recorded on a straight-line basis. Accumulated depreciation amounted to $3.0 million in 1998 and $2.1 million in 1997.

     Real estate acquired in satisfaction of debt and real estate held for sale are carried at the lower of cost or fair value.

     Policy loans are carried at outstanding principal balance, not in excess of policy cash surrender value.

Asset Valuation and Interest Maintenance Reserves:  The Asset Valuation Reserve
-------------------------------------------------
(AVR) is computed in accordance with the prescribed NAIC formula and represents a provision for possible fluctuations in the value of bonds, equity securities, mortgage loans, real estate and other invested assets. Changes to the AVR are charged or credited directly to the unassigned deficit.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING PRACTICES--
       CONTINUED

The Company also records the NAIC prescribed Interest Maintenance Reserve (IMR) that represents that portion of the after tax net accumulated unamortized realized capital gains and losses on sales of fixed income securities, principally bonds and mortgage loans, attributable to changes in the general level of interest rates. Such gains and losses are deferred and amortized into income over the remaining expected lives of the investments sold. At December 31, 1998, the IMR, net of 1998 amortization of $2.4 million, amounted to $10.7 million, which is included in policy reserves.
The corresponding 1997 amounts were $1.2 million and $7.8 million, respectively.

Goodwill:  The excess of cost over the statutory book value of the net assets
---------
of life insurance business acquired was $11.4 million and $13.1 million at December 31, 1998 and 1997, respectively, and generally is amortized over a ten-year period using a straight-line method.

Separate Accounts:  Separate account assets and liabilities reported in the
-----------------
accompanying statements of financial position represent funds that are separately administered, principally for variable life insurance policies, and for which the contractholder, rather than the Company, generally bears the investment risk. Separate account obligations are intended to be satisfied from separate account assets and not from assets of the general account. Separate accounts generally are reported at fair value. The operations of the separate accounts are not included in the statement of operations; however, income earned on amounts initially invested by the Company in the formation of new separate accounts is included in other income.

Fair Value Disclosure of Financial Instruments:  Statement of Financial
----------------------------------------------
Accounting Standards (SFAS) No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about certain financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate the value. In situations where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Therefore, the aggregate fair value amounts presented do not represent the underlying value of the Company. See Note 11.

The methods and assumptions utilized by the Company in estimating its fair value disclosures for financial instruments are as follows:

  The carrying amounts reported in the statement of financial position for cash and temporary cash investments approximate their fair values.

  Fair values for public bonds are obtained from an independent pricing service. Fair values for private placement securities and publicly traded bonds not provided by the independent pricing service are estimated by the Company by discounting expected future cash flows using current market rates applicable to the yield, credit quality and maturity of the investments.

  The fair values for common and preferred stocks, other than its subsidiary investments, which are carried at equity values, are based on quoted market prices.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING PRACTICES--
       CONTINUED

  Fair values for futures contracts are based on quoted market prices. Fair values for interest rate swap, cap agreements, and currency swap agreements are based on current settlement values. The current settlement values are based on brokerage quotes that utilize pricing models or formulas using current assumptions.

  The fair value for mortgage loans is estimated using discounted cash flow analyses using interest rates adjusted to reflect the credit characteristics of the underlying loans. Mortgage loans with similar characteristics and credit risks are aggregated into qualitative categories for purposes of the fair value calculations.

  The carrying amount in the statement of financial position for policy loans approximates their fair value.

  The fair value for outstanding commitments to purchase long-term bonds and issue real estate mortgages is estimated using a discounted cash flow method incorporating adjustments for the difference in the level of interest rates between the dates the commitments were made and December 31, 1998.

Capital Gains and Losses:  Realized capital gains and losses are determined
------------------------
using the specific identification method. Realized capital gains and losses, net of taxes and amounts transferred to the IMR, are included in net gain or loss. Unrealized gains and losses, which consist of market value and book value adjustments, are shown as adjustments to the unassigned deficit.

Policy Reserves:  Life reserves are developed by actuarial methods and are
---------------
determined based on published tables using statutorily specified interest rates and valuation methods that will provide, in the aggregate, reserves that are greater than or equal to the minimum or guaranteed policy cash values or the amounts required by the Commonwealth of Massachusetts Division of Insurance. Reserves for variable life insurance policies are maintained principally on the modified preliminary term method using the 1958 and 1980 Commissioner's Standard Ordinary (CSO) mortality tables, with an assumed interest rate of 4% for policies issued prior to May 1, 1983 and 4 1/2% for policies issued on or thereafter. Reserves for single premium policies are determined by the net single premium method using the 1958 CSO mortality table, with an assumed interest rate of 4%. Reserves for universal life policies issued prior to 1985 are equal to the gross account value which at all times exceeds minimum statutory requirements. Reserves for universal life policies issued from 1985 through 1988 are maintained at the greater of the Commissioner's Reserve Valuation Method (CRVM) using the 1958 CSO mortality table, with 4 1/2% interest or the cash surrender value. Reserves for universal life policies issued after 1988 and for flexible variable policies are maintained using the greater of the cash surrender value or the CRVM method with the 1980 CSO mortality table and 5 1/2% interest for policies issued from 1988 through 1992; 5% interest for policies issued in 1993 and 1994; and 4 1/2% interest for policies issued in 1995 through 1998.

Federal Income Taxes:  Federal income taxes are reported in the financial
--------------------
statements based on amounts determined to be payable as a result of operations within the current accounting period. The operations of the Company are consolidated with John Hancock in filing a consolidated federal income tax return basis for the affiliated group. The federal income taxes of the Company are allocated on a separate return basis with certain adjustments. The Company made payments of $38.2 million in 1998, $29.6 million in 1997 and $33.5 million in 1996.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING PRACTICES--
               CONTINUED

Income before taxes differs from taxable income principally due to tax-exempt investment income, the limitation placed on the tax deductibility of policyholder dividends, accelerated depreciation, differences in policy reserves for tax return and financial statement purposes, capitalization of policy acquisition expenses for tax purposes and other adjustments prescribed by the Internal Revenue Code.

Amounts for disputed tax issues relating to the prior years are charged or credited directly to policyholders' contingency reserve.

Adjustments to Policy Reserves:  From time to time, the Company finds it
------------------------------
appropriate to modify certain required policy reserves because of changes in actuarial assumptions. Reserve modifications resulting from such determinations are recorded directly to stockholder's equity. During 1997, the Company refined certain actuarial assumptions inherent in the calculation of reserves related to AIDS claims under individual life insurance policies resulting in a $6.4 million increase in stockholder's equity at December 31, 1997. No additional refinements were made during 1998 or 1996.

Reinsurance:  Premiums, commissions, expense reimbursements, benefits and
-----------
reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. Amounts applicable to reinsurance ceded for future policy benefits, unearned premium reserves and claim liabilities have been reported as reductions of these items.

Reclassification:  Certain prior year amounts have been reclassified to
----------------
conform to the current year presentation.

NOTE 2--ACQUISITION

On June 23, 1993, the Company acquired all of the outstanding shares of stock of Colonial Penn Annuity and Life Insurance Company (CPAL) from Colonial Penn Life Insurance Company for an aggregate purchase price of approximately $42.5 million. At the date of acquisition, assets of CPAL were approximately $648.5 million, consisting principally of cash and temporary cash investments and liabilities were approximately $635.2 million, consisting principally of reserves related to a block of interest sensitive single-premium whole life insurance business assumed by CPAL from Charter National Life Insurance Company (Charter). The purchase price includes contingent payments of up to approximately $7.3 million payable between 1994 and 1998 based on the actual lapse experience of the business in force on June 23, 1993. The Company made contingent payments to CPAL of $1.5 million during each of 1998, 1997, and 1996.

On June 24, 1993, the Company contributed $24.6 million in additional capital to CPAL. CPAL was renamed John Hancock Life Insurance Company of America (JHLICOA) on July 7, 1993. JHLICOA was subsequently renamed Investors Partner Life Company (IPL) on March 5, 1998. IPL manages the business assumed from Charter and does not currently issue new business.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 3--NET INVESTMENT INCOME

Investment income has been reduced by the following amounts:

                                               1998        1997        1996
                                              --------------------------------
                                                        (In millions)
 Investment expenses                           $8.3        $5.0        $7.0
 Interest expense                               2.4         0.7         0.0
 Depreciation expense                           0.8         1.1         0.9
 Investment taxes                               0.7         0.4         0.5
                                              ---------------------------------
                                              $12.2        $7.2        $8.4
                                             ==================================

NOTE 4-NET CAPITAL GAINS (LOSSES) AND OTHER ADJUSTMENTS


Net realized capital gains (losses) consist of the following items:

                                             1998        1997         1996
                                             ------------------------------
                                                   (In millions)
Net gains from asset sales                   $7.6        $0.8        $(0.2)
Capital gains tax                            (2.9)       (0.7)        (1.0)
Net capital gains transferred to IMR         (5.3)       (3.1)        (0.3)
                                            --------------------------------
Net Realized Capital Losses                  $(0.6)     $(3.0)      $(1.5)
                                            ================================


Net unrealized capital (losses) gains and other adjustments consist of the following items:

                                              1998        1997         1996
                                           ------------------------------------
                                                     (In millions)
Net (losses) gains from changes in
 security values and book value
 adjustments                               $(2.7)      $7.0        $3.7
Increase in asset valuation reserve         (3.3)      (2.0)       (1.2)
                                           ------------------------------------
Net Unrealized Capital (Losses) Gains and
 Other Adjustments                         $(6.0)      $5.0        $2.5
                                           ====================================

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 5--TRANSACTIONS WITH PARENT

The Company's Parent provides the Company with personnel, property and facilities in carrying out certain of its corporate functions. The Parent annually determines a fee for these services and facilities based on a number of criteria which were revised in 1998, 1997, and 1996 to reflect continuing changes in the Company's operations. The amount of the service fee charged to the Company was $157.5 million, $123.6 million, and $111.7 million in 1998, 1997, and 1996, respectively, which has been included in insurance and investment expenses. The Parent has guaranteed that, if necessary, it will make additional capital contributions to prevent the Company's stockholder's equity from declining below $1.0 million.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 5--TRANSACTIONS WITH PARENT--CONTINUED

The service fee charged to the Company by the Parent includes $0.7 million, $0.9 million, and $1.6 million for the years ended December 31, 1998, 1997, and 1996 respectively, representing the portion of the provision for retiree benefit plans determined under the accrual method, including a provision for the 1993 transition liability which is being amortized over twenty years, that was allocated to the Company.

The Company has a modified coinsurance agreement with John Hancock to reinsure 50% of 1994 through 1998 issues of flexible premium variable life insurance and scheduled premium variable life insurance policies. In connection with this agreement, John Hancock transferred $4.9 million, $22.0 million and $24.5 million of cash for tax, commission, and expense allowances to the Company, which increased the Company's net gain from operations by $22.2 million, $10.1 million, and $15.7 million in 1998, 1997, and 1996, respectively.


The Company also has a modified coinsurance agreement with John Hancock to reinsure 50% of 1995 through 1998 issues of certain retail annuity contracts (Independence Preferred and Declaration). In connection with this agreement, the Company received a net cash payment of $12.7 million in 1998, made a net cash payment of $1.1 million in 1997, and received a net cash payment of $35.0 million in 1996 for surrender benefits, tax, reserve increase, commission, expense allowances and premium. This agreement increased the Company's net gain from operations by $8.4 million, $9.8 million, and $15.1 million in 1998, 1997, and 1996 respectively.

Effective January 1, 1997, the Company entered into a stop-loss agreement with John Hancock to reinsure mortality claims in excess of 110% of expected mortality claims in 1998 and 1997 for all policies that are not reinsured under any other indemnity agreement. In connection with the agreement, John Hancock received $1.0 million in 1998 and transferred $2.4 million in 1997 of cash for mortality claims to the Company, which decreased by $0.5 million and increased by $1.3 million the Company's net gain from operations in 1998 and 1997, respectively.

At December 31, 1998, the Company had outstanding a short-term note of $61.9 million payable to an affiliate at a variable rate of interest. The note is part of a revolving line of credit. Interest paid in 1998 was $2.9 million. The note is included in other general account obligations.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 6--INVESTMENTS

The statement value and fair value of bonds are shown below:

                                                Gross       Gross
                                 Statement   Unrealized  Unrealized
                                   Value       Gains       Losses    Fair Value
                                   --------------------------------------------
                                             (In millions)
December 31, 1998
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies         $5.1        $0.1        $0.0      $5.2
Obligations of states
 and political subdivisions         3.2         0.3         0.0       3.5
Corporate securities              925.2        50.4        15.0     960.6
Mortgage-backed securities        252.3        10.0         0.1     262.2
                               ---------------------------------------------
Total bonds                    $1,185.8       $60.8       $15.1  $1,231.5
                               =============================================

December 31, 1997
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies     $254.5         0.2        $0.1      $254.6
Obligations of states
 and political subdivisions      12.1         1.0         0.0        13.1
Debt securities issued by
 foreign governments              0.2         0.0         0.0         0.2
Corporate securities            712.7        43.9         2.7       753.9
Mortgage-backed securities      113.2         3.5         0.0       116.7
                               ----------------------------------------------
Total bonds                    $1,092.7     $48.6        $2.8    $1,138.5
                               ==============================================

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 6--INVESTMENTS--CONTINUED

The statement value and fair value of bonds at December 31, 1998, by contractual maturity, are shown below. Maturities will differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

                                     Statement
                                      Value         Fair Value
                                     ----------------------------
                                       (In millions)
Due in one year or less                 $57.3       $59.1
Due after one year through five years   283.4       294.1
Due after five years through ten years  374.9       388.7
Due after ten years                     217.9       227.4
                                     -----------------------------
                                        933.5       969.3
                                     -----------------------------
Mortgage-backed securities              252.3       262.2
                                     -----------------------------

                                     $1,185.8    $1,231.5
                                     ==============================

Gross gains of $3.4 million in 1998, $1.1 million in 1997, and $1.3 million in 1996 and gross losses of $0.7 million in 1998, $4.5 million in 1997, and $2.1 million in 1996 were realized from the sale of bonds.

At December 31, 1998, bonds with an admitted asset value of $8.6 million were on deposit with state insurance departments to satisfy regulatory requirements.

The cost of common stocks was $2.1 million and $0.0 million at December 31, 1998 and 1997, respectively. At December 31, 1998, gross unrealized appreciation on common stocks totaled $1.3 million, and gross unrealized depreciation totaled $0.3 million. The fair value of preferred stock totaled $36.5 million at December 31, 1998 and $17.2 million at December 31, 1997.

Bonds with amortized cost of $0.9 million were non-income producing for the twelve months ended December 31, 1998. The corresponding amount for the twelve months ended December 31, 1997 was $2.0 million.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 6--INVESTMENTS--CONTINUED

At December 31, 1998, the mortgage loan portfolio was diversified by geographic region and specific collateral property type as displayed below. The Company controls credit risk through credit approvals, limits and monitoring procedures.

                    Statement                              Statement
Property Types        Value        Geographic Location       Value
----------------------------------------------------------------------
                 (In millions)                           (In millions)
Apartments            $106.4        East North Central    $56.4
Hotels                   9.6        East South Central      0.9
Industrial              71.9        Middle Atlantic        26.2
Office buildings        78.2        Mountain               27.5
Retail                  29.6        New England            36.9
Agricultural            71.5        Pacific                96.4
Other                   20.9        South Atlantic         83.8
                                    West North Central     13.1
                                    West South Central     43.3
                                    Other                   3.6
                   ---------                          ----------
                      $388.1                             $ 388.1
                   =========                          ==========


At December 31, 1998, the fair values of the commercial and agricultural mortgage loans portfolios were $331.3 million and $70.0 million, respectively. The corresponding amounts as of December 31, 1997 were approximately $243.8 million and $42.0 million, respectively.

The maximum and minimum lending rates for mortgage loans during 1998 were 9.19% and 6.82% for agricultural loans and 8.88% and 6.56% for other properties. Generally, the maximum percentage of any loan to the value of security at the time of the loan, exclusive of insured, guaranteed or purchase money mortgages, is 75%. For city mortgages, fire insurance is carried on all commercial and residential properties at least equal to the excess of the loan over the maximum loan which would be permitted by law on the land without the building, except as permitted by regulations of the Federal Housing Commission on loans fully insured under the provisions of the National Housing Act. For agricultural mortgage loans, fire insurance is not normally required on land based loans except in those instances where a building is critical to the farming operation. Fire insurance is required on all agri-business facilities in an aggregate amount equal to the loan balance.

NOTE 7--REINSURANCE

The Company cedes business to reinsurers to share risks under variable life, universal life and flexible variable life insurance policies for the purpose of reducing exposure to large losses. Premiums, benefits and reserves ceded to

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 7--REINSURANCE--CONTINUED

reinsurers in 1998 were $590.2 million, $21.5 million, and $8.2 million, respectively. The corresponding amounts in 1997 were $427.4 million, $18.3 million, and $10.1 million, respectively. The corresponding amounts in 1996 were $384.3 million, $9.9 million, and $12.1 million, respectively.

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of the reinsurers to honor their obligations could result in losses to the Company; consequently, estimates are established for amounts deemed or estimated to be uncollectible. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar characteristics of the reinsurer.

Neither the Company, nor any of its related parties, control, either directly or indirectly, any external reinsurers with which the Company conducts business. No policies issued by the Company have been reinsured with a foreign company which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.

The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than nonpayment of premiums or other similar credits. The Company does not have any reinsurance agreements in effect in which the amount of losses paid or accrued through December 31, 1998 would result in a payment to the reinsurer of amounts which, in the aggregate and allowing for offset of mutual credits from other reinsurance agreements with the same reinsurer, exceed the total direct premiums collected under the reinsured policies.

NOTE 8--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The notional amounts, carrying values and estimated fair values of the Company's derivative instruments were as follows at December 31:

                        Number of                 Assets (Liabilities)
                        Contracts/       ------------------------------------
                      Notional Amounts           1998            1997
                     ------------------  Carrying   Fair   Carrying  Fair
                     1998       1997     Value      Value   Value    Value
                     ----------------------($ In millions)----------------------
Futures contracts
 to sell securities  947        367     $(0.5)      $(0.5)    $(0.4)  $(0.4)
Interest rate swap
 agreements          $365.0    $245.0      -        (17.7)       -     (7.8)
Interest rate cap
 agreements            89.4      89.4     3.1         3.1       1.4     1.4
Currency rate swap
 agreements            15.8      14.3      -         (3.3)       -     (2.1)

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 8--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK--CONTINUED

The Company uses futures contracts, interest rate swap, cap agreements, and currency rate swap agreements for other than trading purposes to hedge and manage its exposure to changes in interest rate levels, foreign exchange rate fluctuations and to manage duration mismatch of assets and liabilities.

The futures contracts expire in 1999. The interest rate swap agreements expire in 1999 to 2009. The interest rate cap agreements expire in 2006 to 2007. The currency rate swap agreements expire in 2006 to 2009.

The Company's exposure to credit risk is the risk of loss from a counterparty failing to perform to the terms of the contract. The Company continually monitors its position and the credit ratings of the counterparties to these derivative instruments. To limit exposure associated with counterparty nonperformance on interest rate and currency swap agreements, the Company enters into master netting agreements with its counterparties. The Company believes the risk of incurring losses due to nonperformance by its counterparties is remote and that such losses, if any, would be immaterial. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk.


NOTE 9--POLICY RESERVES, POLICYHOLDERS' AND BENEFICIARIES' FUNDS AND
               OBLIGATIONS RELATED TO SEPARATE ACCOUNTS

The Company's annuity reserves and deposit fund liabilities that are subject to discretionary withdrawal, with and without adjustment, are summarized as follows:

                                                   December 31, 1998  Percent
                                                 ------------------------------
                                                             (In millions)
Subject to discretionary withdrawal (with adjustment)
 With market value adjustment                         $    0.9          0.1%
At book value less surrender charge                    1,677.9         88.8
                                                 ------------------------------
Total with adjustment                                  1,678.8         88.9
Subject to discretionary withdrawal
 at book value (without adjustment)                      203.6         10.8
Not subject to discretionary withdrawal -
 general account                                           6.5          0.3
                                                 ------------------------------
Total annuity reserves and deposit liabilities        $1,888.9        100.0%
                                                 ==============================

NOTE 10--COMMITMENTS AND CONTINGENCIES

The Company has extended commitments to purchase long-term bonds and issue real estate mortgages totaling $5.9 million and $24.8 million, respectively, at December 31, 1998. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. If funded, loans related to real estate mortgages would be fully collateralized by the related properties. The estimated fair value of the commitments described above is $32.1 million at December 31, 1998. The majority of these commitments expire in 1999.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 10--COMMITMENTS AND CONTINGENCIES--CONTINUED

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 1998. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.


NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of the Company's financial instruments:

                                            Year ended December 31
                                         1998                     1997
                                 Carrying                Carrying
                                  Amount    Fair Value    Amount     Fair Value
                                ------------------------------------------------
                                                (In millions)

Assets
Bonds--Note 6                     $1,185.8     $1,231.5   $1,092.7    $1,138.5
Preferred stocks--Note 6              36.5         36.5       17.2        17.2
Common stocks--Note 6                  3.1          3.1        2.3         2.3
Mortgage loans on real
 estate-- Note 6                     388.1        401.3      273.9       285.8
Policy loans--Note 1                 137.7        137.7      106.8       106.8
Cash and cash
 equivalents--Note 1                  19.9         19.9      143.2       143.2
Derivatives assets
 (liabilities) relating
   to:--Note 8
Futures contracts                  (  0.5)      (  0.5)     ( 0.4)      ( 0.4)
Interest rate swaps                      -       (17.7)          -      ( 7.8)
Currency rate swaps                      -      (  3.3)          -      ( 2.1)
Interest rate caps                    3.1          3.1        1.4         1.4

Liabilities
Commitments--Note 10                     -         32.1          -       194.5

The carrying amounts in the table are included in the statutory-basis Statements of financial position. The method and assumptions utilized by the Company in estimating its fair value disclosures are described in Note 1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of JHVLICO are as follows:

NAME                    AGE   POSITION            OTHER BUSINESS
                              WITH JHVLICO        WITHIN PAST 5 YEARS
------------------------------------------------------------------------------
David F. D'Alessandro   48    Chairman            President, John Hancock
Director                                          Mutual Life Insurance
                                                  Company
Michele G. Van Leer     41    Senior Vice         Vice President, Life Product
Director                      President           Management, John Hancock
Robert S. Paster        47    Vice President      Second Vice President,
Director                                          Direct Distribution, John
                                                  Hancock
Joseph A. Tomlinson     52    Vice President      Vice President, Annuity and
Director                                          Special Products, John
                                                  Hancock
Robert R. Reitano       48    Vice President      Vice President, Investment
Director                                          Policy & Research, John
                                                  Hancock
Barbara L. Luddy        47    Vice President &    Vice President, Financial
Director                      Actuary             Reporting & Analysis, John
                                                  Hancock
Ronald J. Bocage        53    Vice President &    Vice President, Equity  and
Director                      Counsel             Pension Law, John Hancock
Thomas J. Lee           44    Vice President      Vice President, Life Product
Director                                          and Systems Management, John
                                                  Hancock
Daniel L. Ouellette     49    Vice President      Vice President, Retail
                                                  Marketing, John Hancock
                                                  Marketing
Edward P. Dowd          56    Vice President      Senior Vice President, Real
                                                  Estate Investments,
                                                  Investment Group, John
                                                  Hancock
Roger G. Nastou         56    Vice President      Vice President, Bond &
                                                  Corporate Investments
                                                  Finance, John Hancock
Laura L. Mangan         35    Vice President &    Corporate Secretary, John
                              Secretary           Hancock
Patrick F. Smith        56    Controller          Senior Associate Controller,
                                                  Controller's Department,
                                                  John Hancock

Julie H. Indge           46   Treasurer           Financial Officer, Financial
                                                  Sector Management, John
                                                  Hancock
Malcolm A. Cheung         44  Vice President      Vice President, Retail and
Director                                          Group Life Product
                                                  Management

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     Executive officers of JHVLICO also serve one or more of the affiliated companies of JHMLICO. Allocations have been made as to each individual's time devoted to his or her duties as an executive officer of JHVLICO. The following table provides information on the allocated compensation paid to the chief executive officer for 1998. There were no executive officers of JHVLICO whose allocated compensation exceeded $100,000 during 1998. Directors of JHVLICO receive no compensation in addition to their compensation as employees of JHMLICO.

                                  ANNUAL COMPENSATION    LONG TERM COMPENSATION
NAME                   TITLE     SALARY  BONUS    OTHER   LTIP   ALL OTHER
David F. D'Alessandro  Chairman  $27,600 $34,500 $20,180  $1,528  0



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of JHVLICO's outstanding shares are owned by John Hancock Mutual Life Insurance Company, 200 Clarendon Street, Boston, Massachusetts 02117.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH JHMLICO

     As indicated, property, personnel and facilities are provided, at a service fee, by JHMLICO for purposes of JHVLICO's operations, and the two companies have entered into certain reinsurance arrangements. In addition, JHMLICO has contributed all of JHVLICO's capital, of which $1.8 million of paid-in capital was returned to JHMLICO during 1993. It is expected that arrangements and transactions such as the foregoing will continue in the future to an indeterminate extent. See Notes 2 and 5 of the Notes to Financial Statements.

       JHMLICO receives no additional compensation for its services as underwriter and distributor of the Contracts issued by JHVLICO.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)
          The following financial statements of John Hancock Variable Life
                  Insurance Company are included in Item 8:

          Statutory-Basis Statements of Financial Position -- December 31, 1998 and 1997

          Statutory-Basis Statements of Operations and Unassigned Deficit - Years ended December 31, 1998, 1997 and 1996

          Statutory-Basis Statements of Cash Flow -- Years ended December 31, 1998, 1997 and 1996

          Notes to Statutory-Basis Financial Statements -- December 31, 1998

(a)  (2)
          The following financial statement schedules are included as schedules to this form:

          I. Summary of Investments -- Other Than Investments in Related
          Parties

          III. Supplementary Insurance Information

          IV. Reinsurance

          All other schedules required by Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)  (3)  Listing of Exhibits

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

     21   Subsidiaries of the Registrant (filed herewith)

     24 Power of Attorney for Messrs. D'Alessandro, Paster, Tomlinson, Reitano, and Lee, and Mses. Luddy and Van Leer (incorporated by reference from Form S-1 Registration Statement of JHVLICO filed on September 25, 1995, File No. 33-62895). Power of Attorney for Ronald
          J. Bocage (incorporated by reference from Post-Effective Amendment No. 1 to this Form S-1 Registration Statement of JHVLICO filed March 29, 1997, File No. 33-62895).

     98   Financial Statement Schedules (filed herewith)

(b)  Reports on Form 8-K filed in the fourth quarter of 1998.

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

                              JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                               (REGISTRANT)

March 31, 1999                           By: /s/ Ronald J. Bocage
                                             ------------------
                                           Ronald J. Bocage
                                           Vice Chairman and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 1999                           By: /s/ Patrick F. Smith
                                             --------------------
                                           Patrick F. Smith
                                           Controller

March 31, 1999                           By: /s/ Ronald J. Bocage
                                             --------------------
                                           Ronald J. Bocage
                                           Vice President and Counsel

For himself and as Attorney in Fact for:

          David F. D'Alessandro              Chairman
          Michele G. Van Leer                Vice Chairman and President
          Robert S. Paster                   Director
          Joseph A. Tomlinson                Director
          Robert R. Reitano                  Director
          Barbara L. Luddy                   Director
          Thomas J. Lee                      Director