Form 10-Q
period 1999-03-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 1999-05-14
CIK 755110

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                        ______________________

                               FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended March 31, 1999         Commission File No. 33-62895
   -------------------------------------------------------------------------

               John Hancock Variable Life Insurance Company
               --------------------------------------------
            (Exact name of registrant as specified in its charter)

      Massachusetts                              04-2664016
      -------------                              ----------
    (State or other jurisdiction        (I.R.S. Employer incorporation
         of organization)                    or Identification No.)

   200 Clarendon Street, Boston, Massachusetts             02117
   -------------------------------------------             -----
 (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:   (617)572-9196
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
                                Yes X    No
                                    -       -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Shares Outstanding at March 31, 1999
-----                                           ------------------------------------
common stock, $50 par value                     50,000

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                  --------------------------------------------
                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS


PART I.

FINANCIAL INFORMATION

                                                               Page
Item 1. Unaudited Financial Statements

   Statements of Financial Position as of March 31,
   1999 and December 31, 1998. . . . . . . . . .                1

   Statements of Operations and Unassigned Deficit
   for the Three Months Ended March 31, 1999 and 1998           2

   Statements of Cash Flows for the Three Months
   Ended March 31, 1999 and 1998. . . . . . . . .               3

   Statements of Stockholder's Equity for the
   Three Months Ended March 31, 1999 and 1998. .                4

   Condensed Notes to Financial Statements. . . .               5

Item 2. Management's Discussion and Analysis. . .               5

PART II.
OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K. . .                   11


                                    PART I.

                              FINANCIAL INFORMATION


ITEM 1. Unaudited Financial Statements

                     JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           STATEMENTS OF FINANCIAL POSITION


                                                            (Unaudited)
                                                      March 31     December 31
                                                         1999         1998
                                                      ---------  --------------
                                                           (In millions)
ASSETS
   Bonds . . . . . . . . . . . . . . . . . . . . .    $1,226.7     $1,185.8
   Preferred stocks  . . . . . . . . . . . . . . .        35.2         36.5
   Common stocks . . . . . . . . . . . . . . . . .         3.2          3.1
   Investment in affiliates  . . . . . . . . . . .        81.6         81.7
   Mortgage loans on real estate . . . . . . . . .       406.3        388.1
   Real estate . . . . . . . . . . . . . . . . . .        29.9         41.0
   Policy loans  . . . . . . . . . . . . . . . . .       147.5        137.7
   Cash items:
    Cash in banks . . . . . . . . . . . . . . . .          0.7         11.4
    Temporary cash investments  . . . . . . . . .          0.3          8.5
                                                      -------------------------
                                                           1.0         19.9

   Premiums due and deferred . . . . . . . . . . .        30.8         32.7
   Investment income due and accrued . . . . . . .        33.1         29.8
   Other general account assets  . . . . . . . . .        12.3         47.5
   Assets held in separate accounts  . . . . . . .     6,877.6      6,595.2
                                                      --------     --------
                     TOTAL ASSETS  . . . . . . . .    $8,885.2     $8,599.0
                                                      ========     ========
OBLIGATIONS AND STOCKHOLDER'S EQUITY
OBLIGATIONS
  Policy reserves . . . . . . . . . . . . . . . . .   $1,718.3     $1,652.0
  Federal income and other taxes payable  . . . . .       21.7         44.3
  Other general account obligations . . . . . . . .      124.4        150.9
  Transfers from separate accounts, net . . . . . .     (200.5)      (190.3)
  Asset valuation reserve . . . . . . . . . . . . .       20.8         21.9
  Obligations related to separate accounts  . . . .    6,871.7      6,589.4
                                                      --------     --------
                     TOTAL OBLIGATIONS . . . . . .     8,556.4      8,268.2

STOCKHOLDER'S EQUITY
  Common Stock, $50 par value; authorized 50,000
    shares; issued and outstanding 50,000 shares  .        2.5          2.5
  Paid-in capital . . . . . . . . . . . . . . . . .      377.5        377.5
  Unassigned deficit  . . . . . . . . . . . . . . .      (51.2)       (49.2)
                                                      --------     --------
                     TOTAL STOCKHOLDER'S EQUITY . .      328.8        330.8
                                                      --------     --------
        TOTAL OBLIGATIONS AND STOCKHOLDER'S EQUITY.   $8,885.2     $8,599.0
                                                      ========     ========



See condensed notes to the financial statements (unaudited).

               JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

              STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT

                                                             (Unaudited)
                                                          Three months ended
                                                              March  31
                                                         --------------------
                                                           1999        1998
                                                         ---------  -----------
                                                            (In millions)
INCOME
  Premiums . . . . . . . . . . . . . . . . . . . . . .    $ 223.6     $ 345.1
  Net investment income. . . . . . . . . . . . . . . .       32.5        29.7
  Other, net . . . . . . . . . . . . . . . . . . . . .      145.3       125.3
                                                          -------     -------
                                                            401.4       500.1
BENEFITS AND EXPENSES
  Payments to policyholders and beneficiaries  . . . .       80.3        71.8
  Additions to reserves to provide for future payments
    to policyholders and beneficiaries . . . . . . . .      238.2       335.5
  Expenses of providing service to policyholders and
    obtaining new insurance. . . . . . . . . . . . . .       75.7        68.0
  State and miscellaneous taxes  . . . . . . . . . . .        2.8         8.2
                                                          -------     -------
                                                            397.0       483.5
                                                          -------     -------
                       GAIN FROM OPERATIONS BEFORE
                       FEDERAL INCOME TAXES AND NET
                      REALIZED CAPITAL LOSSES    . . .        4.4        16.6
Federal income taxes . . . . . . . . . . . . . . . . .        1.0         7.8
                                                          -------     -------
                       GAIN FROM OPERATIONS BEFORE NET
                      REALIZED CAPITAL GAINS (LOSSES).        3.4         8.8
Net realized capital gains (losses). . . . . . . . . .       (1.5)       (0.5)
                                                          -------     -------
                                         NET INCOME. .        1.9         8.3

Unassigned deficit at beginning of year  . . . . . . .      (49.2)      (58.3)
Net unrealized capital (losses) gains and other
 adjustments . . . . . . . . . . . . . . . . . . . . .        0.3         2.8
Other reserves and adjustments . . . . . . . . . . . .       (4.2)       (0.9)
                                                          -------     -------
                UNASSIGNED DEFICIT AT END OF YEAR  . .     $(51.2)     $(48.1)
                                                          =======     =======


See condensed notes to the financial statements (unaudited).

               JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                      STATEMENTS OF CASH FLOWS

                                                        (Unaudited)
                                               Three  months ended March  31
                                               ------------------------------
                                                   1999             1998
                                               --------------  ----------------
                                                       (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Insurance premiums . . . . . . . . . . . .      $ 225.3          $ 465.2
  Net investment income  . . . . . . . . . .         29.9             26.2
  Benefits to policyholders and beneficiaries       (70.8)           (75.0)
  Dividends paid to policyholders  . . . . .         (6.1)            (5.1)
  Insurance expenses and taxes . . . . . . .       (107.8)           (91.9)
  Net transfers to separate accounts . . . .       (182.0)          (192.5)
  Other, net . . . . . . . . . . . . . . . .        175.7             19.9
                                                  -------          -------
     NET CASH PROVIDED FROM OPERATIONS . . .         64.2            146.8
                                                  -------          -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Bond purchases . . . . . . . . . . . . . .        (71.3)          (120.6)
  Bond sales . . . . . . . . . . . . . . . .          8.7             31.2
  Bond maturities and scheduled redemptions          18.8             50.8
  Bond prepayments . . . . . . . . . . . . .          3.2              0.0
  Stock purchases  . . . . . . . . . . . . .         (0.2)            (5.5)
  Proceeds from stock sales  . . . . . . . .          1.5              1.4
  Real estate purchases  . . . . . . . . . .         (0.9)            (0.2)
  Real estate sales  . . . . . . . . . . . .         10.4             (0.1)
  Other invested assets purchases  . . . . .          0.0              0.0
  Proceeds from the sale of other invested
    assets . . . . . . . . . . . . . . . . .          0.0              0.0
  Mortgage loans issued  . . . . . . . . . .        (23.4)           (20.2)
  Mortgage loan repayments . . . . . . . . .          5.2             13.4
  Other, net . . . . . . . . . . . . . . . .         (2.8)          (222.3)
                                                  -------          -------
     NET CASH USED IN INVESTING ACTIVITIES .        (50.8)          (272.1)
                                                  -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in short-term note payable  .        (32.3)             0.0
                                                  -------          -------
     NET CASH PROVIDED FROM FINANCING
      ACTIVITIES . . . . . . . . . . . . . .        (32.3)             0.0
                                                  -------          -------
      (DECREASE) INCREASE IN CASH AND TEMPORARY
         CASH INVESTMENTS  . . . . . . . . .        (18.9)          (125.3)
Cash and temporary cash investments at
 beginning of year . . . . . . . . . . . . .         19.9            143.2
                                                  -------          -------
              CASH AND TEMPORARY CASH INVESTMENTS
                  AT END OF YEAR . . . . . .      $   1.0          $  17.9
                                                  =======          =======


See condensed notes to the financial statements (unaudited).

              JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                    STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Common Stock  Paid-In Capital  Unassigned Deficit   Total
                                            -----------------------------------------------------------
                                                                  (In millions)
For the three months ended March 31, 1998
(unaudited)
Balance at January 1, 1998                  $2.5          $377.5           $(58.3)             $321.7
1998 Transactions:
  Net gain                                                                    8.3                 8.3
  Net unrealized capital gains and other
    adjustments                                                               2.8                 2.8
  Other reserves and adjustments                                             (0.9)               (0.9)
                                            -----------------------------------------------------------
Balance at March 31, 1998                   $2.5          $377.5           $(48.1)             $331.9
                                            ===========================================================
For the three months ended March 31, 1999
(unaudited)
Balance at January 1, 1999                  $2.5          $377.5           $(49.2)             $330.8
1999 Transactions:
  Net gain                                                                    1.9                 1.9
  Net unrealized capital gains and other
    adjustments                                                               0.3                 0.3
  Other reserves and adjustments                                             (4.2)               (4.2)
                                            ----------------------------------------------------------
Balance at March 31, 1999                   $2.5          $377.5           $(51.2)             $328.8
                                            ==========================================================


See condensed notes to the financial statements (unaudited).

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31,1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

ITEM 2.  Management's Discussion and Analysis

                       MANAGEMENT DISCUSSION AND ANALYSIS


FINANCIAL CONDITION

      During the past three months, JHVLICO's total assets grew primarily due to the growth in the total assets of the JHVLICO's separate accounts. Likewise, its total obligations grew. Total shareholder equity slightly decreased during this period. The following chart shows a percentage growth in both total assets and obligations, and a percentage decrease in total shareholder equity for the three-month period ending March 31, 1999:

                                                                                March 31,   December 31,
                                                                                   1999         1998        % change
                                                                                ----------  ----------
                                                                                      (In millions)
Total assets - JHVLICO                                                          $8,885.2    $8,599.0       3.3%
Total assets - JHVLICO separate accounts                                        $6,877.6    $6,595.2       4.3%
Total obligations - JHVLICO                                                     $8,556.4    $8,268.2       3.5%
Total obligations - JHVLICO separate accounts                                   $6,871.7    $6,589.4       4.3%

  Total shareholder equity                                                      $328.8      $330.8         (0.6%)



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


INVESTMENTS


JHVLICO's bond portfolio remains highly diversified. It maintains the diversity of its bond portfolio by

 * investing in a wide variety of geographic regions and industry groups, and

 * limiting the size of individual investment relative to the total portfolio.

     JHVLICO invests new money predominantly in long-term investment grade corporate bonds. As a result, 87.1% of JHVLICO's general account bonds were investment grade bonds, and 10.0% were medium grade bonds as of March 31, 1999. The corresponding percentages as of December 31, 1998, were 86.1% and 10.8%, respectively. For medium grade bonds, JHVLICO invests mostly in private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. As of March 31, 1999, the remaining 2.9% of JHVLICO's total general account bonds consisted of lower grade bonds and bonds in default. Bonds in default represent 0.5% of JHVLICO's general account bonds.


     Management believes JHVLICO's commercial mortgage lending practices continue to be strong. JHVLICO generally makes mortgage loans against properties with proven track records and highoccupancy levels. Typically, JHVLICO does not make construction or condominium loans nor lend more than 75% of the property's value at the time of the loan. JHVLICO uses a computer based mortgage risk analysis system in managing the credit risk related to its mortgage loans.


     JHVLICO has outstanding commitments to purchase long-term bonds and issue real estate mortgages totaling $19.0 million and $12.8 million, respectively, at March 31, 1999. The corresponding amounts at December
31, 1998 were $5.9 million and $24.8 million, respectively. JHVLICO monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. If funded, loans related to real estate mortgages would be fully collateralized by the related properties. Most of the commitments at March 31, 1999 expire in 1999.


RESERVES AND OBLIGATIONS


     JHVLICO's obligations consist primarily of aggregate reserves for life and annuity policies and contracts. As of March 31, 1999, JHVLICO's general account reserves totaled $1,718.3 million and its separate account obligations totaled $6,871.7 million. As of December 31, 1998, the corresponding amounts were $1,652.0 million and $6,589.4 million, respectively. JHVLICO computes these liabilities in accordance with commonly accepted actuarial standards. Its actuarial assumptions are in accordance with, or more conservative than, those called for in state regulations. All reserves meet the requirements of Massachusetts insurance laws.


     Every year, JHVLICO performs reserve adequacy testing, usually during the fourth quarter. Intensive asset adequacy testing was performed in 1998 for the vast majority of reserves. During 1999 and 1998, JHVLICO made no refinements to reserves.


     JHVLICO's investment reserves include the asset valuation reserve ("AVR"), and interest maintenance reserve ("IMR") required by the NAIC and state insurance regulatory authorities. The AVR stabilizes statutory surplus from non-interest related fluctuations in the market value of bonds, stocks, mortgage loans, real estate and other invested assets. The AVR generally captures realized and unrealized capital gains or losses on such assets, other than those resulting from interest rate changes.


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


     JHVLICO includes the AVR in its obligations. Its AVR was $20.8 million at March 31, 1999, and $21.9 million as of December 31, 1998. During 1998, JHVLICO made a voluntary contribution of $0.7 million to the AVR. Such contributions may result in a slower rate of growth of, or a reduction to, shareholder equity. During 1999 there have been no voluntary contributions to the AVR. Changes in the AVR are accounted for as direct increases or decreases in shareholder equity. The impact of the AVR on JHVLICO's shareholder equity position will depend, in part, on JHVLICO's investment portfolio.


     IMR captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. JHVLICO does not reflect these amounts in its shareholder equity account but amortizes them into net investment income over the estimated remaining lives of the investments disposed. At March 31, 1999 and December 31, 1998, JHVLICO's IMR balance was $10.0 million and $10.7 million, respectively. The impact of the IMR on JHVLICO's shareholder equity depends upon the amount of future interest related capital gains and losses on fixed income investments.


RESULTS OF OPERATIONS


     For the quarter ending March 31, 1999, net gain from operations, before net realized capital gains/losses, totaled $3.4 million, $5.4 million lower than the same period during 1998. The reduction in operating earnings is mainly due to the strain from increased sales of variable annuities during the current period. An increase in expenses of providing service to policyholders further dampened the gain.


     For the quarter ending March 31, 1999, total revenues decreased by 19.7% (or $98.7 million) to $401.4 million as compared to the same period in 1998. For the quarter ending March 31, 1999, premium, net of premium ceded to reinsurers, decreased by 35.2% (or $121.5 million) to $223.6 million as compared to the same period during 1998. This decrease in premium is primarily due to large ($130.0 million) single premium corporate owned life insurance sales occurring during the quarter ending March 31, 1998, which have not recurred during the quarter ending March 31, 1999. For the quarter ending March 31, 1999 net investment income increased by 9.4% (or $2.8 million) to $32.5 million as compared to the same period during 1998. This increase is primarily due to a 9.4% (or $2.1 million) increase in gross income on long-term bonds, and a 34.4% (or $1.9 million) increase in gross income on commercial and agricultural mortgages as compared to the same period during 1998. The increases can both be attributed to an increased asset base. Other income increased by $20.0 million compared to the same period during 1998. This increase was primarily attributable to the increase in commission and expense allowances, and reserve adjustments on reinsurance ceded.


     For the quarter ending March 31, 1999, total benefits and expenses decreased by 17.9% (or $86.5 million) to $397.0 million as compared the same
period during 1998.   For the quarter ending March 31, 1999, benefit payments
and additions to reserves decreased by 21.8% (or $88.8 million) to $318.5 million as compared to same period during 1998. This decrease is primarily the result of a $128.4 million decrease in reserves associated with the termination of a large corporate owned life insurance case. For the quarter ending March 31, 1999, insurance expenses increased by 11.3% (or $7.7 million) to $75.7 million as compared to the same period during 1998. This consists of a $1.4 million decrease in commission expenses resulting from lower sales, and a $9.1 million increase in the expenses of providing services to policyholders.


LIQUIDITY AND CAPITAL RESOURCES


JHVLICO's liquidity resources for the period ending March 31, 1999 and December

31, 1998 were as follows:

                                             March 31,    December 31,
            Type of investment                  1999          1998
                                             ----------  ---------------
                                                   (In millions)
Cash and short-term investments . . . . . .   $1.0         $19.9
Public bond . . .  . . . . . . . . . . . .   604.3         461.9
Investment-grade private placement bonds .   549.2         619.9


In addition, JHVLICO's separate accounts are highly liquid and available to meet most outflow needs for variable life insurance.


     JHVLICO's management believes the liquidity resources above of $1,154.5 million as of March 31, 1999, strongly position JHVLICO to meet all its obligations to policyholders and others. Funds provided by normal operations generally satisfy JHVLICO's financing needs. As of March 31, 1999, JHVLICO has $29.6 million note payable to an affiliate. The interest is paid on a variable rate, and the principal is expected to be repaid by the end of the second quarter of 1999. As of December 31, 1998, JHVLICO had $61.9 in outstanding borrowings from an affiliate.


     Total surplus, also know as stockholder's equity, plus the AVR, amounted to $349.6 million as of March 31, 1999, and $352.7 million as of December 31, 1998. The current statutory accounting treatment of taxes for deferred acquisition costs ("DAC taxes") currently results in a reduction to JHVLICO's surplus. This reduction will persist during periods of growth in new business. DAC taxes result from federal income tax law that approximates acquisition expenses, and then spreads the corresponding tax deduction over a period of years. As a result, the DAC tax is collected immediately and subsequently returned to through tax deductions in later years.


     Since it began operations, JHVLICO has received a total of $381.8 million in capital contributions from John Hancock, of which $377.5 million is credited to paid-in capital and $2.5 million was credited to capital stock as of March 31, 1999. In 1993, JHVLICO returned $1.8 million of capital to John Hancock. To support JHVLICO's operations, for the indefinite future, John Hancock will continue to make capital contributions, if necessary, to ensure that JHVLICO maintains a shareholder's equity of at least $1.0 million. JHVLICO's stockholder's equity, net of unassigned deficit, amounted to $328.8 million at March 31, 1999, and $330.8 million at December 31, 1998.


     In December, 1992, the NAIC approved risk-based capital ("RBC") standards for life insurance companies. It also approved a model act (the "RBC Model Act") to apply such standards at the state level. The RBC Model Act requires life insurers to submit an annual RBC report comparing the company's total adjusted capital (statutory surplus plus AVR, voluntary investment reserves, and one-half the apportioned dividend liability) with its risk-based capital as calculated by an RBC formula. The formula takes into account the risk characteristics of the company's investments and products. Insurance regulators use the formula as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action, not as a means to rank insurers. As of March 31, 1999, JHVLICO's total adjusted capital as defined by the NAIC was well in excess of the RBC standards.


YEAR 2000 IMPACT


     JHVLICO relies on John Hancock Mutual Life Insurance Company (John Hancock), its parent company, for information processing services. John Hancock is executing its plan to address the impact of the Year 2000 issues that result from computer programs being written using two digits to reflect the year rather than four to define the applicable year and century. Historically, the first two digits were hard-coded to save memory. Many of John Hancock's computer programs that have date-sensitive software, including those relied upon by JHVLICO, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in an information technology (IT) system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, non-IT systems including, but not limited to, security alarms, elevators and telephones are subject to malfunction due to their dependence on embedded technology such as micro-controllers for proper operation. As described, the Year 2000 project presents a number of challenges for financial institutions since the correction of Year 2000 issues in IT and non-IT systems will be complex and costly for the entire industry.


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

     The costs of the Year 2000 project consist of internal IT personnel and external costs such as consultants, programmers, replacement software, and hardware. The costs of the Year 2000 project are expensed as incurred. The project is funded partially through a reallocation of resources from discretionary projects. Through March 31, 1999, John Hancock has incurred and expensed approximately $12.8 million in related payroll costs for its internal IT personnel on the project. The estimated range of remaining internal IT personnel costs of the project is approximately $5 to $6 million. Through March 31, 1999, John Hancock has incurred and expensed approximately $42.0 million in external costs for the project. The estimated range of remaining external costs of the project is approximately $29.5 to $30.5 million. The total costs of the Year 2000 project to John Hancock, based on management's best estimates, include approximately $18.8 million in internal IT personnel, $7.4 million in the external modification of software, $33.8 million for external solution providers, $19.1 million in replacement costs of non-compliant IT systems and $12.2 million in oversight, test facilities and other expenses. Accordingly, the estimated range of total costs of the Year 2000 project to John Hancock, internal and external, is approximately $90 to $95 million. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


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


     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         John Hancock Variable Life Insurance Company
                         (Registrant)


Date: May 14, 1999       /s/ Thomas J. Lee
                         -----------------
                         Thomas J. Lee
                         Vice President


Date: May 14, 1999       /s/ Patrick F. Smith
                         --------------------
                         Patrick F. Smith
                         Controller