Form 10-Q
period 1999-09-30
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 1999-11-12
CIK 755110

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            ______________________

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 1999     Commission File No. 33-62895
     -------------------------------------------------------------------------

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

                                  Yes X    No
                                      -       -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Shares Outstanding at September 30, 1999
-----                                        ----------------------------------------
common stock, $50 par value                  50,000

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                 --------------------------------------------
                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS


PART I.

FINANCIAL INFORMATION

                                                                           Page
Item 1. Unaudited Financial Statements

   Statements of Financial Position as of September 30,
   1999 and December 31, 1998.........................................      1

   Statements of Operations and Unassigned Deficit
   for the Three Months and for the Nine Months
   Ended September 30, 1999 and 1998..................................      2

   Statements of Cash Flows for the Nine Months
   Ended September 30, 1999 and 1998..................................      3

   Statements of Stockholder's Equity for the
   Nine Months Ended September 30, 1999 and 1998......................      4

   Condensed Notes to Financial Statements............................      5

Item 2. Management's Discussion and Analysis..........................      6

PART II.
OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K..............................      14

                                    PART I.

                             FINANCIAL INFORMATION


ITEM 1. Unaudited Financial Statements

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                       STATEMENTS OF FINANCIAL POSITION


                                                            (Unaudited)
                                                    September 30     December 31
                                                         1999         1998
                                                      ---------  --------------
                                                           (In millions)
ASSETS
   Bonds...........................................   $1,246.0     $1,185.8
   Preferred stocks................................       33.9         36.5
   Common stocks...................................        2.0          3.1
   Investment in affiliates........................       80.8         81.7
   Mortgage loans on real estate...................      416.2        388.1
   Real estate.....................................       24.9         41.0
   Policy loans....................................      163.3        137.7
   Cash items:
    Cash in banks..................................       (6.3)        11.4
    Temporary cash investments.....................       79.1          8.5
                                                      -------------------------
                                                          72.8         19.9

   Premiums due and deferred.......................       29.3         32.7
   Investment income due and accrued...............       38.2         29.8
   Other general account assets....................       75.8         47.5
   Assets held in separate accounts................    7,259.0      6,595.2
                                                      --------     --------
                     TOTAL ASSETS..................   $9,442.2     $8,599.0
                                                      ========     ========
OBLIGATIONS AND STOCKHOLDER'S EQUITY
OBLIGATIONS
   Policy reserves.................................   $1,807.6     $1,652.0
   Federal income and other taxes payable..........       43.7         44.3
   Other general account obligations...............      318.2        150.9
   Transfers from separate account, net............     (330.1)      (190.3)
   Asset valuation reserve.........................       23.8         21.9
   Obligations related to separate accounts........    7,253.0      6,589.4
                                                      --------     --------
                     TOTAL OBLIGATIONS.............    9,116.2      8,268.2

STOCKHOLDER'S EQUITY
   Common Stock, $50 par value; authorized 50,000
     shares; issued and outstanding 50,000 shares          2.5          2.5
   Paid-in capital.................................      547.9        377.5
   Unassigned deficit..............................     (224.4)       (49.2)
                                                      --------     --------
                     TOTAL STOCKHOLDER'S EQUITY....      326.0        330.8
                                                      --------     --------
        TOTAL OBLIGATIONS AND STOCKHOLDER'S EQUITY.   $9,442.2     $8,599.0
                                                      ========     ========

See condensed notes to the financial statements (unaudited).

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT

                                                                                 (Unaudited)
                                                                Three months ended         Nine months ended
                                                                   September 30              September 30
                                                              -----------------------   -----------------------
                                                                 1999         1998         1999         1998
                                                              ----------   ----------   ----------   ----------
                                                                                (In millions)
INCOME
 Premiums..............................................         $236.9        $274.7       $689.1     $1,047.3
 Net investment income.................................           35.0          28.6         99.4         86.5
 Other, net............................................          162.9         181.5        424.8        459.2
                                                               -------       -------      -------     --------
                                                                 434.8         484.8      1,213.3      1,593.0
BENEFITS AND EXPENSES
 Payments to policyholders and beneficiaries...........           91.5          74.4        265.9        224.6
 Additions to reserves to provide for future payments
   to policyholders and beneficiaries..................          223.0         333.1        659.8      1,124.0
 Expenses of providing service to policyholders and
   obtaining new insurance.............................           71.8          55.4        225.3        196.7
 State and miscellaneous taxes.........................            5.0           6.0         15.9         23.5
                                                               -------       -------      -------     --------
                                                                 391.3         468.9      1,166.9      1,568.8
                                                               -------       -------      -------     --------
                      GAIN FROM OPERATIONS BEFORE
                      FEDERAL INCOME TAXES AND NET
                     REALIZED CAPITAL GAINS (LOSSES)...           43.5          15.9         46.4         24.2

Federal income taxes...................................           20.8           7.6         20.4         13.6
                                                               --------      --------     -------     --------
                      GAIN FROM OPERATIONS BEFORE NET
                     REALIZED CAPITAL GAINS (LOSSES)...           22.7           8.3         26.0         10.6
Net realized capital gains (losses)....................            1.4           0.3          0.4         (0.6)
                                                               -------       -------      -------     --------
                                        NET INCOME.....           24.1           8.6         26.4         10.0

Unassigned deficit at beginning of period..............          (52.2)        (55.2)       (49.2)       (58.3)
Net unrealized capital gains (losses) and other
 adjustments...........................................           (0.4)          1.2         (3.5)         3.7
Provision for Litigation Reserve.......................         (194.9)          0.0       (194.9)         0.0
Other reserves and adjustments.........................           (1.0)         (0.1)        (3.2)        (0.9)
                                                               -------       -------      -------     --------
                UNASSIGNED DEFICIT AT END OF PERIOD....        $(224.4)       $(45.5)     $(224.4)      $(45.5)
                                                               =======       =======      =======     ========

See condensed notes to the financial statements (unaudited).

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           STATEMENTS OF CASH FLOWS

                                                         (Unaudited)
                                                Nine months ended September 30
                                               --------------------------------
                                                   1999             1998
                                               --------------  ----------------
                                                       (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Insurance premiums...........................   $ 691.1         $1,051.7
  Net investment income........................      92.1             81.0
  Benefits to policyholders and beneficiaries..    (358.0)          (203.2)
  Dividends paid to policyholders..............     (19.0)           (16.6)
  Insurance expenses and taxes.................    (268.1)          (243.7)
  Net transfers to separate accounts...........    (519.4)          (676.5)
  Other, net...................................     386.7            459.7
                                                  -------         --------
     NET CASH PROVIDED FROM OPERATIONS.........       5.4            452.4
                                                  -------         --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Bond purchases...............................    (194.8)          (533.8)
  Bond sales...................................      61.2            192.6
  Bond maturities and scheduled redemptions....      57.5             71.9
  Bond prepayments.............................      16.6             52.3
  Stock purchases..............................      (1.2)           (20.9)
  Proceeds from stock sales....................       3.6              1.7
  Real estate purchases........................      (1.9)            (2.0)
  Real estate sales............................      17.8              1.3
  Other invested assets purchases..............      (4.5)             0.0
  Proceeds from the sale of other invested
    assets.....................................       0.0              0.2
  Mortgage loans issued........................     (48.0)           (76.2)
  Mortgage loan repayments.....................      19.6             20.9
  Other, net...................................      13.3           (443.8)
                                                  -------          -------
     NET CASH USED IN INVESTING ACTIVITIES.....     (60.8)          (735.8)
                                                  -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution.........................     170.4              0.0
  Net increase (decrease) in short-term note
    payable....................................     (62.1)           152.3
                                                  -------          -------
     NET CASH PROVIDED FROM FINANCING
      ACTIVITIES...............................     108.3            152.3
                                                  -------          -------
     INCREASE/DECREASE IN CASH AND TEMPORARY CASH
        INVESTMENTS............................      52.9           (131.1)
Cash and temporary cash investments at
 beginning of year.............................      19.9            143.2
                                                  -------          -------
              CASH AND TEMPORARY CASH
                  INVESTMENTS AT END OF PERIOD    $  72.8          $  12.1
                                                  =======          =======

See condensed notes to the financial statements (unaudited).

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                      STATEMENTS OF STOCKHOLDER'S EQUITY


                                         Common     Paid-In       Unassigned       Total
                                         Stock      Capital       Deficit
                                         ------------------------------------------------
                                                           (In millions)
For the nine months ended September 30, 1998
(unaudited)
Balance at January 1, 1998                  $2.5       $377.5       $(58.3)          $321.7
1998 Transactions:
  Capital Contribution
  Net gain                                                            10.0             10.0
  Net unrealized capital gains and other
    adjustments                                                        3.7              3.7
  Other reserves and adjustments                                      (0.9)            (0.9)
                                            ------------------------------------------------
Balance at September 30, 1998               $2.5       $377.5       $(45.5)          $334.5
                                            ================================================
For the nine months ended September 30, 1999
(unaudited)
Balance at January 1, 1999                  $2.5       $377.5       $(49.2)          $330.8
1999 Transactions:
  Capital Contribution                                  170.4                         170.4
  Net gain                                                            26.4             26.4
  Net unrealized capital gains and other
    adjustments                                                       (3.5)            (3.5)
  Provision for Litigation Reserve                                  (194.9)          (194.9)
  Other reserves and adjustments                                      (3.2)            (3.2)
                                            -------------------------------------------------
Balance at September 30, 1999               $2.5       $547.9      $(224.4)          $326.0
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30,1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

ITEM 2. Management's Discussion and Analysis

                       MANAGEMENT DISCUSSION AND ANALYSIS

Financial condition

     During the past nine months, JHVLICO's total assets grew primarily due to the growth in the total assets of the JHVLICO's separate accounts. Likewise, its total obligations grew. Total shareholder's equity slightly decreased during this period. The following chart shows a percentage growth in both total assets and obligations, and a percentage decrease in total shareholder equity for the nine-month period ending September 30, 1999:


                                                         September 30,    December 31,
                                                             1999            1998
                                                             ----            ----
                                                                 (In Millions)           % Change
-------------------------------------------------------------------------------------------------
Total assets  -  JHVLICO                                   $9,442.2        $8,599.0        9.8%
-------------------------------------------------------------------------------------------------
Total assets  -  JHVLICO separate accounts                 $7,259.0        $6,595.2       10.1%
-------------------------------------------------------------------------------------------------
Total obligations - JHVLICO                                $9,116.2        $8,268.2       10.3%
-------------------------------------------------------------------------------------------------
Total obligations - JHVLICO separate accounts              $7,253.0        $6,589.4       10.1%
-------------------------------------------------------------------------------------------------
Total shareholder's equity                                 $  326.0        $  330.8       (1.5%)
-------------------------------------------------------------------------------------------------


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

JHVLICO invests new money predominantly in long-term investment grade corporate bonds. As a result, 87.3% of JHVLICO's general account bonds were investment grade bonds, and 9.6% were medium grade bonds as of September 30, 1999. The corresponding percentages as of December 31, 1998, were 86.1% and 10.8%, respectively. For medium grade bonds, JHVLICO invests mostly in private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. As of September 30, 1999, the remaining 3.1% of JHVLICO's total general account bonds consisted of lower grade bonds and bonds in default. Bonds in default represent 0.5% of JHVLICO's general account bonds.

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

     JHVLICO has outstanding commitments to purchase long-term bonds and issue real estate mortgages totaling $15.0 million and $4.1 million, respectively, at September 30, 1999. The corresponding amounts at December 31, 1998 were $5.9 million and $24.8 million, respectively. JHVLICO monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. If funded, loans related to real estate mortgages would be fully collateralized by the related properties. Most of the commitments at September 30, 1999 expire in 1999 and 2000.


Reserves and obligations

     JHVLICO's obligations consist primarily of aggregate reserves for life and annuity policies and contracts. As of September 30, 1999, JHVLICO's general account reserves totaled $1,807.6 million and its separate account obligations totaled $7,253.0 million. As of December 31, 1998, the corresponding amounts were $1,652.0 million and $6,589.4 million, respectively. JHVLICO computes these liabilities in accordance with commonly accepted actuarial standards. Its actuarial assumptions are in accordance with, or more conservative than, those called for in state regulations. All reserves meet the requirements of Massachusetts insurance laws.

     Every year, JHVLICO performs reserve adequacy testing, usually during the fourth quarter. Intensive asset adequacy testing was performed in 1998 for the vast majority of reserves.During 1999 and 1998, JHVLICO made no refinements to reserves.

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

     JHVLICO includes the AVR in its obligations. Its AVR was $23.8 million at September 30, 1999, and $21.9 million as of December 31, 1998. During 1998,

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

     IMR captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. JHVLICO does not reflect these amounts in its shareholder equity account but amortizes them into net investment income over the estimated remaining lives of the investments disposed. At September 30, 1999 and December 31, 1998, JHVLICO's IMR balance was $8.9 million and $10.7 million, respectively. The impact of the IMR on JHVLICO's shareholder equity depends upon the amount of future interest related capital gains and losses on fixed income investments.


Results of operations

     For the nine months ending September 30, 1999, net gain from operations, before net realized capital gains/losses, totaled $26.0 million, $15.4 million higher than the same period during 1998. For the quarter ending September 30, 1999, net gain from operations, before net realized capital gains/losses, totaled $22.7 million, $14.4 million higher than the same period during 1998. Operating income is higher primarily as a result of lower acquisition expenses and premium taxes due to the lack of bank owned life insurance sales in 1999. The quarter ending September 30, 1999 results were further improved by an expense reimbursement adjustment under a modified coinsurance agreement in the variable annuity line of business.

     For the nine months ending September 30, 1999, total revenues decreased by 23.8% (or $379.7 million) to $1,213.3 million as compared to the same period in 1998. For the quarter ending September 30, 1999, total revenues decreased by 10.3% (or $50.0 million) to $434.8 million as compared to the same period in 1998. For the nine months ending September 30, 1999, premium, net of premium ceded to reinsurers, decreased by 34.2% (or $358.2 million) to $689.1 million as compared to the same period during 1998. This decrease in premium is primarily due to large ($335.0 million) single premium bank owned life insurance sales occurring during the nine months ending September 30, 1998, which have not recurred during the nine months ending September 30, 1999. For the quarter ending September 30, 1999, premium, net of premium ceded to reinsurers, decreased by 13.8% (or $37.8 million) to $236.9 million as compared to the same period during 1998. This decrease can also be attributable to $25.0 million of bank owned life insurance sales occurring during the quarter ending September 30, 1998 which have not recurred during the quarter ending September 30, 1999. For the nine months ending September 30, 1999 net investment income increased by 14.9% (or $12.9 million) to $99.4 million as compared to the same period during 1998. For the quarter ending September 30, 1999 net investment income increased by 22.4% (or $6.4 million) to $35.0 million as compared to the same period during 1998. These increases can be attributed to an increase in gross income on long-term bonds and real estate mortgages. The increases can both be attributed to an increased average asset base. For the nine months ending September 30, 1999, and for the quarter ending September 30, 1999, other income decreased by $34.4 million and $18.6 million respectively compared to the same periods in 1998. These decreases were primarily attributable to the decrease in reserve adjustments on reinsurance ceded.

     For the nine months ending September 30, 1999, total benefits and expenses decreased by 25.6% (or $401.9 million) to $1,166.9 million as compared to the same period during 1998. For the quarter ending September 30, 1999, total benefits and expenses decreased by 16.5% (or $77.6 million) to $391.3 million as compared to the same period during 1998. For the nine months ending September 30, 1999, benefit payments and additions to reserves decreased by 31.4% (or $422.9 million) to $925.7 million as compared to the same period during 1998. For the quarter ending September 30, 1999, benefit payments and additions to reserves decreased by 22.8% (or $93.0 million) to $314.5 million as compared to the same period during 1998. These decreases were primarily the result of a bank owned life insurance reserve increase in the first nine months of 1998 of $365.5 million that did not recur in 1999. For the nine months ending September 30, 1999, insurance expenses increased by 14.5% (or $28.6 million) to $225.3 million as compared to the same period during 1998. For the quarter ending September 30, 1999, insurance expenses increased by 29.6% (or $16.4 million) to $71.8 million as compared to the same period during 1998. This consists of a $3.6 million increase in commission expenses, and a $12.8 million increase in the expenses of providing services to policyholders.


Liquidity and capital resources

     JHVLICO's liquidity resources for the period ending September 30, 1999 and December 31, 1998 were as follows:


                                                   September 30,    December 31,
                                                       1999            1998
                                                       ----            ----
Type of investment                                         (in millions)
--------------------------------------------------------------------------------
Cash and short-term investments                      $ 72.8          $ 19.9
--------------------------------------------------------------------------------
Public bonds                                         $610.1          $461.9
--------------------------------------------------------------------------------
Investment grade private placement bonds             $538.4          $619.9
--------------------------------------------------------------------------------

In addition, JHVLICO's separate accounts are highly liquid and available to meet most outflow needs for variable life insurance.

     JHVLICO's management believes the liquidity resources above of $1,221.3 million as of September 30, 1999, strongly position JHVLICO to meet all its obligations to policyholders and others. Funds provided by normal operations generally satisfy JHVLICO's financing needs. There were no outstanding borrowings as of September 30,

1999. As of December 31, 1998, JHVLICO had $61.9 million in outstanding borrowings from an affiliate.

     Total surplus, also known as stockholder's equity, plus the AVR, amounted to $349.8 million as of September 30, 1999, and $352.7 million as of December 31, 1998. The current statutory accounting treatment of taxes for deferred acquisition costs ("DAC taxes") currently results in a reduction to JHVLICO's surplus. This reduction will persist during periods of growth in new business. DAC taxes result from federal income tax law that approximates acquisition expenses, and then spreads the corresponding tax deduction over a period of years. As a result, the DAC tax is collected immediately and subsequently returned through tax deductions in later years.

     Since it began operations, JHVLICO has received a total of $552.2 million in capital contributions from John Hancock Mutual Life Insurance Company ("John Hancock"), its parent company, of which $547.9 million is credited to paid-in capital and $2.5 million was credited to capital stock as of September 30, 1999. In 1993, JHVLICO returned $1.8 million of capital to John Hancock. To support JHVLICO's operations, for the indefinite future, John Hancock will continue to make capital contributions, if necessary, to ensure that JHVLICO maintains a shareholder's equity of at least $1.0 million. JHVLICO's stockholder's equity, net of unassigned deficit, amounted to $326.0 million at September 30, 1999, and $330.8 million at December 31, 1998.

     In December, 1992, the NAIC approved risk-based capital ("RBC") standards for life insurance companies. It also approved a model act (the "RBC Model Act") to apply such standards at the state level. The RBC Model Act requires life insurers to submit an annual RBC report comparing JHVLICO's total adjusted capital (statutory surplus plus AVR, voluntary investment reserves, and one-half the apportioned dividend liability) with its risk-based capital as calculated by an RBC formula. The formula takes into account the risk characteristics of the company's investments and products. Insurance regulators use the formula as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action, not as a means to rank insurers. As of September 30, 1999, JHVLICO's total adjusted capital as defined by the NAIC was well in excess of the RBC standards.


Year 2000 impact

     JHVLICO relies on John Hancock for information processing services. John Hancock has deployed and is executing its plan to address the impact of the Year 2000 issues that result from computer programs being written using two digits to reflect the year rather than four to define the applicable year and century. Historically, the first two digits were hardcoded to save memory. Many of John Hancock's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in an information technology (IT) system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or send invoices, settlements of trades to fail, incomplete or inaccurate accounting, recording or processing trades in securities, or failure to engage in similar normal business activities. In addition, non-IT systems including, but not limited to, security alarms, elevators and telephones are subject to malfunction due to their dependence on embedded technology such as microcontrollers for proper operation. As described, the Year 2000 project presents a number of challenges for financial institutions since the correction of Year 2000 issues in IT and non-IT systems will be complex and costly for the entire industry.

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

The renovation stage reflects the conversion, validation, replacement, or elimination of selected platforms, applications, databases and utilities, including the modification of applicable interfaces. Additionally, the renovation stage includes performance, functionality, and regression testing and implementation. The renovation phase for mission critical and non-mission critical systems has been completed.

The validation phase consists of the compliance testing of renovated systems. The validation phase for mission critical and non-mission critical systems has been completed. John Hancock will use its testing facilities through the remainder of 1999 to perform special functional testing. Special functional testing includes testing, as required, with material third parties and industry groups and performing reviews of "dry run" of year-end activities.

Finally, the implementation phase involves the actual implementation of converted or replaced platforms, applications, databases, utilities, interfaces, and contingency planning. All mission critical systems and non-mission critical systems have been implemented.

John Hancock faces the risk that one or more of its business partners or customers with whom it has a material relationship will not be able to interact with its systems due to third party's failures to resolve its own Year 2000 issues, including those associated with its own external relationships. John Hancock has completed an inventory of third party relationships and prioritized each third party relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission- critical business partners such as banks, financial intermediaries (such as exchanges), mutual fund companies and recordkeepers, IT vendors, telecommunications providers and other utilities, financial market data providers, trading counterparties, depositories, clearing agencies and clearing houses, John Hancock engaged in discussions with these third parties and have obtained detailed information as to those parties' Year 2000 plans and state of readiness. Scheduled testing of John Hancock's material relationships with third parties is completed. John Hancock will continue to test with other business partners through the year-end, where appropriate. However, there is no guarantee that the systems of other companies, upon which John Hancock's systems rely, will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with John Hancock's systems would not have a material adverse effect on John Hancock.

The costs of the Year 2000 project consist of internal IT personnel and external costs such as consultants, programmers, replacement software, and hardware. The costs of the Year 2000 project are expensed as incurred. The project is funded partially through a reallocation of resources from discretionary projects. Through September 30, 1999, John Hancock has incurred and expensed approximately $19.5 million in related payroll costs for its internal IT personnel on the project. The estimated range of remaining internal IT personnel costs of the project is approximately $1.1 to $2.3 million. Through September 30, 1999, John Hancock has incurred and expensed approximately $44.3 million in external costs for the project. The estimated range of remaining external costs of the project is approximately $4.0 to $6.1 million. The total costs of the Year 2000 project to John Hancock, based on management's best estimates, include approximately $21.8 million in internal IT personnel, $14.5 million in the external modification of software, $19.7 million for external solution providers, $9.3 million in replacement costs of non-compliant IT systems and $6.9 million in oversight, test facilities and other expenses. Accordingly, the estimated range of total costs of the Year 2000 project to John Hancock, internal and external, is approximately $70 to $75 million. However, there can be no guarantee that these estimates will be realized and actual results could be materially differerent. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and similar uncertainties surrounding the actual impact of the change to the year 2000. John Hancock's total Year 2000 project costs include the estimated impact of external solution providers and are based on presently available information.

It is documented in trade publications that the Year 2000 issue in foreign countries is not being as actively addressed as in the United States. Accordingly, it is expected that JHVLICO facilities based outside the United States face higher degrees of Year 2000 related risk. In addition, JHVLICO has numerous customers that hold its products. Nearly all products sold by JHVLICO contain date sensitive data, examples of which are policy expiration dates, birth dates, and premium payment dates. Finally, the regulated nature of JHVLICO's industry exposes it to potential supervisory or enforcement actions relating to Year 2000 issues.

If the Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process claims, update customers' accounts, process financial transactions, bill customers, assess exposure to risks, determine liquidity requirements or report accurate data to management, customers, regulators and others, as well as business interruptions or shutdowns, including, in the case of third party financial intermediaries such as stock exchanges and clearing agents, failed trade settlements, inability to trade in certain markets and disruption of funding flows; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. John Hancock is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of material business partners and by developing contingency plans. However, John Hancock cannot guarantee that it will be able to resolve all of the Year 2000 issues. Any critical unresolved Year 2000 issues, however, could have a material adverse effect on JHVLICO's results of operations, liquidity or financial condition.

John Hancock's contingency planning initiative related to the Year 2000 project is well underway. The contingency plans address John Hancock's readiness as well as that of material business partners on whom John Hancock and JHVLICO depend. John Hancock's contingency plans have been designed to keep each business unit's operations functioning in the event of a failure or delay due to the Year 2000 record format and date calculation changes. Contingency plans were constructed based on the foundation of extensive business resumption plans that John Hancock has maintained and updated periodically, which outline responses to situations that may affect critical business functions. These plans also provide emergency operations guidance, which defines a documented order of actions to respond to problems. These extensive business resumption plans have been enhanced to cover Year 2000 situations. Contingency planning also includes specific plans, staffing and timelines to carry out proactive assessments and monitoring of equipment and systems on the actual date rollover to Year 2000. John Hancock's millennium rollover plans have been drafted and will continue to be updated through year-end.

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

                         John Hancock Variable Life Insurance Company
                         (Registrant)


Date: November 12, 1999  /s/ Thomas J. Lee
                         -----------------
                         Thomas J. Lee
                         Vice President


Date: November 12, 1999  /s/ Patrick F. Smith
                         --------------------
                         Patrick F. Smith
                         Controller