Form 10-K405
period 1999-12-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2000-03-30
CIK 755110

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-K


(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1999 or

/_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

/X/ Yes                                        /_/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                            Shares Outstanding
Class                                       as of December 31, 1999
-----                                       -----------------------

Common stock $50 par value                  50,000

                      DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

     The statements, analyses, and other information contained herein relating to trends in John Hancock Variable Life Insurance Company's (JHVLICO) operations and financial results, the markets for JHVLICO's products, the future development of JHVLICO's business, and the contingencies and uncertainties to which JHVLICO may be subject as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on JHVLICO and may not be those anticipated by management. JHVLICO's actual results may differ materially from the results anticipated in these forward-looking statements.

                                    PART I


ITEM 1.   BUSINESS.

BUSINESS OF JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

     We are John Hancock Variable Life Insurance Company (hereinafter referred to as "JHVLICO"), a stock life insurance company, organized in 1979 under the laws of the Commonwealth of Massachusetts. JHVLICO commenced operations in 1980. Currently, JHVLICO writes variable and universal life insurance policies and variable annuity contracts in all states except New York. JHVLICO is wholly-owned by John Hancock Life Insurance Company (formerly known as John Hancock Mutual Life Insurance Company, hereinafter referred to as "JHLICO" or "John Hancock"), a life insurance company organized under the laws of Massachusetts in 1862. Pursuant to a Plan of Reorganization approved by the policyholders of John Hancock and the Commonwealth of Massachusetts Division of Insurance, effective February 1, 2000, John Hancock converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock changed its name to John Hancock Life Insurance Company. In addition, on February 1, 2000, John Hancock Financial Services, Inc. completed its initial public offering and 102 million shares of common stock were issued at an initial public offering price of $17 per share. At December 31, 1999, JHVLICO had $74.8 billion of life insurance in force.

     JHVLICO markets its policies through

(1) John Hancock's sales organization, which includes a career agency system composed of company-supported independent general agencies, and

(2) various unaffiliated broker-dealers and certain financial institutions with which John Hancock and JHVLICO have sales agreements.


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

COMPETITION

     The life insurance business is highly competitive. There are approximately 1,300 stock and other types of insurers in the life/health insurance business in the United States. According to the July 1999 issue of Best's Review Life/Health, JHVLICO ranks 82nd in terms of net premiums written during 1998. JHVLICO's parent, JHLICO, ranks 9th.

     Best's Company Report, dated June 1, 1999, affirms JHVLICO's financial stability rating from A.M. Best Company, Inc. of A++, its highest, based on the strength of its parent company and the capital guarantee discussed below. Standard & Poor's Corporation and Duff & Phelps Credit Rating Company have assigned insurance claims-paying ability ratings to JHVLICO of AA+ and AAA, respectively, which place JHVLICO in the second highest and highest categories, respectively, by these rating agencies. Moody's Investors Service, Inc. has assigned JHVLICO a financial strength rating of Aa2, which is its third highest rating.

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

     Regulators have discretionary authority to limit or prohibit an insurer from issuing new business to policyholders if the regulators determine that

(1)  such insurer is not maintaining minimum statutory surplus or capital or

(2)  further transaction of business would be hazardous to the policyholders.


Based upon their current or anticipated levels of statutory surplus and the volume of their new sales, JHVLICO and its affiliate do not believe regulations will limit their issuance of new insurance business.

     Although the federal government does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed measures that may significantly affect the insurance business generally include limitations on anti-trust immunity, minimum solvency requirements and health care reform. Such initiatives could impact the relative desirability of various personal investment vehicles.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, implementing fundamental changes in the regulation of the financial services industry in the United States. The act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under the act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer, and the act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker.

     Until passage of the Gramm-Leach-Bliley Act, the Glass-Steagall Act of 1933, as amended, had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurance companies. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurance companies may materially adversely affect all of our product lines by substantially increasing the number, size and financial strength of potential competitors.

     Moreover, the United States Supreme Court held in 1995 in NationsBank of North Carolina v. Variable Annuity Life Insurance Company that annuities are not insurance for purposes of the National Bank Act. Although the effect of these recent developments on us and our competitors is uncertain, both the persistency of our existing products and our ability to sell new products may be materially impacted by these developments in the future.


ITEM 2.  PROPERTIES.

EMPLOYEES AND FACILITIES

     JHLICO provides JHVLICO with personnel, property, and facilities for the performance of certain of JHVLICO's corporate functions. JHLICO annually determines a fee for these services and facilities based on a number of criteria which were revised in 1999, 1998 and 1997 to reflect continuing changes in JHVLICO's operations. The amount of service fee charged to JHVLICO was $188.3 million, $157.5 million, and $123.6 million in 1999, 1998, and 1997, respectively.


TRANSACTIONS WITH JHLICO

     As indicated, property, personnel and facilities are provided, at a service fee, by JHLICO for purposes of JHVLICO's operations, and the two companies have entered into certain reinsurance arrangements. In addition, JHLICO has contributed all of JHVLICO's capital, of which $1.8 million of paid-in capital was returned to JHLICO during 1993. It is expected that arrangements and transactions such as the foregoing will continue in the future to an indeterminate extent. See Notes 2 and 5 of the Notes to Financial Statements.

     JHLICO receives no additional compensation for its services as underwriter and distributor of the contracts issued by JHVLICO. See Note 5 of JHVLICO's Notes to Financial Statements for additional information.

ITEM 3.   LEGAL PROCEEDINGS.

     In the normal course of its business operations, JHVLICO is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 1999. JHVLICO does not believe that this ordinary routine litigation or any other matters that are currently pending, either individually or in the aggregate, will have a material adverse effect on its business, financial condition or results of operations.

Sales Practice Class Action Settlement

Over the past several years, companies engaged in the life insurance business have faced extensive claims, including class-action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. On December 31, 1997, the United States District Court for the District of Massachusetts approved settlement of a nationwide class action lawsuit regarding sales practices against John Hancock, JHVLICO and John Hancock Distributors, Inc. (Duhaime, et al. v. John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc.).

During 1999, in conjunction with this settlement, JHVLICO recorded a related reserve of $194.9 million representing our share of the settlement and received a capital contribution from John Hancock of $194.9 million. The reserve held at December 31, 1999 amounted to $136.5 million. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by JHVLICO. John Hancock and JHVLICO will continue to update their estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at this time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional costs related to the settlement cannot be reasonably estimated. If JHVLICO's share of the settlement increases, John Hancock will contribute additional capital to JHVLICO so that JHVLICO's total stockholder's equity would not be impacted.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                                           Year ended December 31
                                          -------------------------------------------------------
                                             1999        1998       1997       1996       1995
                                             ----        ----       ----       ----       ----
                                                               (In millions)
SELECTED FINANCIAL DATA
INCOME STATEMENT DATA
  Premiums                                $   950.8    $1,272.3   $  872.7   $  820.6   $  570.9
  Net investment income                       136.0       122.8       89.7       76.1       62.1
  Other income, net                           605.4       618.1      449.1      427.7       98.7
    TOTAL REVENUES                          1,692.2     2,013.2    1,411.5    1,324.4      731.7
  Total benefits and expenses               1,573.6     1,963.9    1,342.5    1,249.0      672.2
  Income tax expense                           42.9        33.1       38.5       38.6       28.4
  Net realized capital losses (gains)          (1.7)       (0.6)      (3.0)      (1.5)       0.5
  Net gain                                     74.0        15.6       27.5       35.3       31.6
BALANCE SHEET DATA
  Total assets                            $10,613.0    $8,599.0   $6,521.5   $4,567.8   $3,446.3
  Total obligations                        10,216.0     8,268.2    6,199.8    4,284.7    3,197.6
  Total stockholder's equity                  397.0       330.8      321.7      283.1      248.7

ITEM 7.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     During the past fiscal year, JHVLICO's total assets grew primarily due to the growth in the total assets of the JHVLICO's separate accounts due to increased sales of variable life and variable annuity products as well as market appreciation on separate account assets as a result of strong market performance. Likewise, its total obligations grew. Total stockholder's equity also grew during this period. The following chart shows percentage growth in total assets, total obligations and total stockholder's equity for the twelve-month period ended December 31, 1999:

                                            DECEMBER 31,  DECEMBER 31,
                                               1999          1998
                                               ----          ----
                                               --(IN MILLIONS)--     % CHANGE
Total assets - JHVLICO                       $10,613.0     $8,599.0   23.4%
-------------------------------------------------------------------------------
Total assets - JHVLICO separate accounts     $ 8,268.2     $6,595.2   25.4%
-------------------------------------------------------------------------------
Total obligations - JHVLICO                  $10,216.0     $8,268.2   23.6%
-------------------------------------------------------------------------------
Total obligations - JHVLICO separate         $ 8,261.6     $6,589.4   25.4%
accounts
-------------------------------------------------------------------------------
Total stockholder's equity                   $   397.0     $  330.8   20.0%
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

     During the 1998 fiscal year, a similar pattern of growth occurred. It is shown on the following chart:

                                           YEAR ENDED DECEMBER 31,
                                           ---1998---------1997--    % CHANGE
GROWTH IN                                     --(IN MILLIONS)--
Total assets - JHVLICO                        $8,599.0     $6,521.5  31.9%
-------------------------------------------------------------------------------
Total assets - JHVLICO separate accounts      $6,595.2     $4,691.1  40.6%
-------------------------------------------------------------------------------
Total obligations - JHVLICO                   $8,268.2     $6,199.8  33.4%
-------------------------------------------------------------------------------
Total obligations - JHVLICO separate          $6,589.4     $4,685.7  40.6%
accounts
-------------------------------------------------------------------------------
Total stockholder's equity                    $  330.8     $  321.7   2.8%
-------------------------------------------------------------------------------

INVESTMENTS

     JHVLICO's bond portfolio remains highly diversified. It maintains the diversity of its bond portfolio by

(1) investing in a wide variety of geographic regions and industry groups, and
(2) limiting the size of individual investment relative to the total portfolio.


JHVLICO invests new money predominantly in long-term investment grade corporate bonds. As a result, 86.0 % of JHVLICO's general account bonds were investment grade bonds, and 9.8 % were medium grade bonds as of December 31, 1999. The corresponding percentages as of December 31, 1998, were 86.1% and 10.8%, respectively. For medium grade bonds, JHVLICO invests mostly in private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. As of December 31, 1999, the remaining 4.2% of JHVLICO's total general account bonds consisted of lower grade bonds and bonds in default. Bonds in default represent 0.8% of JHVLICO's general account bonds.

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

     JHVLICO has outstanding commitments to purchase long-term bonds and issue real estate mortgages totaling $15.4 million and $3.5 million, respectively, at December 31, 1999. The corresponding amounts at December 31, 1998 were $5.9 million and $24.8 million, respectively. JHVLICO monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. If funded, loans related to real estate mortgages would be fully collateralized by the related properties. The majority of the commitments at December 31, 1999 expire in 2000.

Reserves and obligations

     JHVLICO's obligations consist primarily of aggregate reserves for life and annuity policies and contracts. As of December 31, 1999, JHVLICO's general account reserves totaled $1,866.6 million and its separate account obligations totaled $8,261.6 million. As of December 31, 1998, the corresponding amounts were $1,652.0 million and $6,589.4 million, respectively. JHVLICO computes these liabilities in accordance with commonly accepted actuarial standards. Its actuarial assumptions are in accordance with, or more conservative than, those called for in state regulations. Total reserves meet the requirements of Massachusetts insurance laws.

     Every year, JHVLICO performs reserve adequacy testing, usually during the fourth quarter. Intensive asset adequacy testing was performed in 1999 for the vast majority of reserves. During 1999 and 1998, JHVLICO made no refinements to reserves.

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

     JHVLICO includes the AVR in its obligations. Its AVR was $23.1 million at December 31, 1999, and $21.9 million as of December 31, 1998. During 1998, JHVLICO made a voluntary contribution of $0.7 million to the AVR. Such contributions may result in a slower rate of growth of, or a reduction to, stockholder's equity. During 1999, there have been no voluntary contributions to the AVR. Changes in the AVR are accounted for as direct increases or decreases in stockholder's equity. The impact of the AVR on JHVLICO's stockholder's equity position will depend, in part, on JHVLICO's investment portfolio.

     The IMR captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. JHVLICO does not reflect these amounts in its stockholder equity account but amortizes them into net investment income over the estimated remaining lives of the investments disposed. At December 31, 1999 and December 31, 1998, JHVLICO's IMR balance was $7.4 million and $10.7 million, respectively. The impact of the IMR on JHVLICO's stockholder's equity depends upon the amount of future interest related capital gains and losses on fixed income investments.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Net gain from operations, before net realized capital losses, totaled $75.7 million in 1999, a $59.5 million increase over 1998. The increase in the net gain is due principally to continued growth in the annuity line of business within JHVLICO. This line of business had a growth in net gain of $25.6 million due to higher separate account fees and expense allowances on business reinsured with John Hancock. The remaining $33.9 million increase in net gain is due to the Universal Life line of business which had higher net investment income and lower premium taxes during 1999 compared with 1998.

     During 1999, total revenues decreased by 15.9% (or $321.0 million) to $1,692.2 million. Premium, net of premium ceded to reinsurers, decreased by 25.3% (or $321.5 million) to $950.8 million. This decrease in premium is primarily due to large single premium ($340.0 million) bank owned life insurance sales that occurred during 1998 which have not recurred during 1999. Net investment income increased by 10.7% (or $13.2 million) to $136.0 million. This increase is primarily due to a 4.6% (or $4.4 million) increase in gross income on long-term bonds, and a 25.3% (or $6.3 million) increase in gross income on commercial and agricultural mortgages. The increases can both be attributed to an increased asset base. Other income decreased by $12.7 million primarily as a result of reserve adjustments on reinsurance ceded.

     During 1999, total benefits and expenses decreased by 19.9% (or $390.3 million) to $1,573.6 million. Benefit payments and additions to reserves decreased by 25.5% (or $422.9 million) to $1,238.7 million. This decrease is primarily the result of a bank owned life insurance reserve increase in 1998 of $380.1 million that did not recur in 1999. Insurance expenses increased by 14.7% (or $40.2 million) to $314.4 million. This consists of an $11.3 million increase in commission expenses resulting from the sale of new and renewal business, and a $28.9 million increase in the expenses of providing services to policyholders.

1998 COMPARED TO 1997

     Net gains from operations, before net realized capital losses, totaled $16.2 million in 1998, $14.3 million lower than in 1997. A net loss of $9.8 million in 1998 resulting from the individual annuity line of business contributed significantly to this decrease in operating gain. First year commissions and taxes on sales of $340.0 million of bank owned life insurance further diminished the gain.

     During 1998, total revenues increased by 42.6% (or $601.7 million) to $2,013.2 million. Premium, net of premium ceded to reinsurers, increased by 45.8% (or $399.6 million) to $1,272.3 million. This increase is principally due to the sale of a single-premium bank owned life insurance policy with a premium of $340.0 million. Net investment income increased by 36.9% (or $33.1 million) to $122.8 million. This increase is primarily due to a 47.8% (or $31.0 million) increase in gross income on long-term bonds, and a 27.8% (or $5.4 million) increase in gross income on commercial mortgages. The increases can both be attributed to an increased asset base. Other income increased by $169.0 million as a result of reserve adjustments on reinsurance ceded.

     During 1998, total benefits and expenses increased by 46.3% (or $621.4 million) to $1,963.9 million. Benefit payments and additions to reserves increased by 52.4% (or $571.4 million) to $1,661.6 million. This increase is largely the result of an increase in reserves of $297.4 million associated with the sale of bank owned life insurance. Insurance expenses increased by 17.6% (or $41.0 million) to $274.2 million. This consists of a $27.3 million increase in commission expenses resulting from the sale of new and renewal business, and a $13.7 million increase in the expenses of providing services to policyholders.

LIQUIDITY AND CAPITAL RESOURCES

     JHVLICO's liquidity resources for the past two fiscal years were as follows:

                                                Year ended December 31,
                                                -----(IN MILLIONS)-----
Type of investment                               1999               1998
                                                 ----               ----
Cash and short-term investments                $250.1             $ 19.9
-------------------------------------------------------------------------------
Public bonds                                   $454.1             $461.9
-------------------------------------------------------------------------------
Investment-grade private placement bonds       $609.4             $619.9
-------------------------------------------------------------------------------


In addition, JHVLICO's separate accounts assets are highly liquid and available to meet most outflow needs for variable life insurance.

     JHVLICO's management believes the liquidity resources above of $1,313.6 million as of December 31, 1999, strongly position JHVLICO to meet all its obligations to policyholders and others. Funds provided by normal operations generally satisfy JHVLICO's financing needs. There were no outstanding borrowings as of December 31, 1999. As of December 31, 1998, JHVLICO had $61.9 million in outstanding borrowings from an affiliate.

     Total surplus, also known as stockholder's equity, plus the AVR, amounted to $420.1 million as of December 31, 1999, and $352.7 million as of December 31, 1998. The current statutory accounting treatment of taxes for deferred acquisition costs ("DAC taxes") currently results in a reduction to JHVLICO's surplus. This reduction will persist during periods of growth in new business. DAC taxes result from federal income tax law that approximates acquisition expenses, and then spreads the corresponding tax deduction over a period of years. As a result, the DAC tax is collected immediately and subsequently returned through tax deductions in later years.

     Since it began operations, JHVLICO has received a total of $576.7 million in capital contributions from John Hancock, of which $572.4 million is credited to paid-in capital and $2.5 million was credited to capital stock as of December 31, 1999. In 1993, JHVLICO returned $1.8 million of capital to John Hancock. To support JHVLICO's operations, for the indefinite future, John Hancock will continue to make capital contributions, if necessary, to ensure that JHVLICO maintains a stockholder's equity of at least $1.0 million. JHVLICO's stockholder's equity, net of unassigned deficit, amounted to $397.0 million at December 31, 1999, and $330.8 million at December 31, 1998.

     During 1997, John Hancock entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, John Hancock specifically denied any wrongdoing. During 1999, JHVLICO recorded a $194.9 million reserve, through a direct charge to its unassigned deficit, representing JHVLICO's share of the settlement and John Hancock contributed $194.9 million of capital to JHVLICO. The reserve held at December 31, 1999 amounted to $136.5 million and is based on a number of factors, including the estimated number of claims, the expected type of relief to be sought by class members (general relief or alternative dispute resolution), the estimated cost per claim and the estimated costs to administer the claims.

     Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by JHVLICO. John Hancock and JHVLICO will continue to update their estimate of the final cost of the settlement as claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at this time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional costs related to the settlement cannot be reasonably estimated. If JHVLICO's share of the settlement increases, John Hancock will contribute additional capital to JHVLICO so that JHVLICO's total stockholder's equity would not be impacted.

     In December, 1992, the NAIC approved risk-based capital ("RBC") standards for life insurance companies. It also approved a model act (the "RBC Model Act") to apply such standards at the state level. The RBC Model Act requires life insurers to submit an annual RBC report comparing JHVLICO's total adjusted capital (statutory surplus plus AVR, voluntary investment reserves, and one-half the apportioned dividend liability) with its risk-based capital as calculated by an RBC formula. The formula takes into account the risk characteristics of the company's investments and products. Insurance regulators use the formula as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action, not as a means to rank insurers. As of December 31, 1999, JHVLICO's total adjusted capital as defined by the NAIC was well in excess of the RBC standards.


YEAR 2000 IMPACT

     JHVLICO participated in the Year 2000 remediation project of its parent, John Hancock. By late 1999, John Hancock and JHVLICO completed their Year 2000 readiness plan to address issues that could result from computer programs written using two digits to define the applicable year rather than four to define the applicable year and century. As a result, John Hancock and JHVLICO were prepared for the transition to the Year 2000 and did not experience any significant Year 2000 problems with respect to mission critical information technology ("IT") or non-IT systems, applications or infrastructure. During the date rollover to the year 2000, John Hancock and JHVLICO implemented and monitored their millennium rollover plan and conducted business as usual on Monday, January 3, 2000.

Since January 3, 2000, the information systems, including mission critical systems, which in the event of a Year 2000 failure would have the greatest impact on operations, have functioned properly. In addition, neither John Hancock nor JHVLICO have experienced any significant Year 2000 issues related to interactions with material business partners. No disruptions have occurred which impact John Hancock or JHVLICO's ability to process claims, update customer accounts, process financial transactions, or report accurate data to management and no business interruptions due to Year 2000 issues have been experienced. While John Hancock and JHVLICO continue to monitor their systems, and those of material business partners, closely to ensure that no unexpected Year 2000 issues develop, neither John Hancock nor JHVLICO have reason to expect any such issues.

The costs of the Year 2000 project consist of internal IT personnel and external costs such as consultants, programmers, replacement software, and hardware. The costs of the Year 2000 project are expensed as incurred. The project is funded partially through a reallocation of resources from discretionary projects. Through December 31, 1999, John Hancock has incurred and expensed approximately $20.8 million in related payroll costs for internal IT personnel on the project.

The estimated remaining IT personnel costs of the project are approximately $1.0 million. Through December 31, 1999, John Hancock has incurred and expensed approximately $47.0 million in external costs for the project. John Hancock's estimated remaining external cost of the project is approximately $2.0 million. The total costs of the Year 2000 project to John Hancock, based on management's best estimates, include approximately $21.7 million in internal IT personnel, $14.6 million in the external modification of software, $18.3 million for external solution providers, $9.1 million in replacement costs of non-compliant IT systems and $6.9 million in oversight, test facilities and other expenses. Accordingly, the estimated range of total costs of the Year 2000 project to John Hancock, internal and external, is approximately $70 to $72.5 million. John Hancock's total Year 2000 project costs include the estimated impact of external solution providers based on presently available information.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK EXPOSURES AND RISK MANAGEMENT

     Market risk is the risk that JHVLICO will incur losses due to adverse changes in market rates and prices. JHVLICO's primary market risk exposures are to changes in interest rates, although it has certain exposures to changes in equity prices and foreign currency exchange rates.

     The active management of market risk is integral to JHVLICO's operations. JHVLICO may use the following approaches to manage its exposure to market risk within defined tolerance ranges: (1) rebalance its existing asset or liability portfolios; (2) change the character of future investments purchased; or (3) use derivative instruments to modify the market risk characteristics of existing assets or liabilities or assets expected to be purchased.

INTEREST RATE RISK

     Interest rate risk is the risk that JHVLICO will incur economic losses due to adverse changes in interest rates. This risk arises from some of JHVLICO's primary activities, as JHVLICO invests funds in interest-sensitive assets and also has certain interest-sensitive liabilities.

     JHVLICO seeks to earn returns that enhance its ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, JHVLICO's investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, JHVLICO diversifies its product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges, and market value adjustments on liquidations.

     JHVLICO manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures JHVLICO uses to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. As of December 31, 1999, the difference between the pre-tax asset and liability duration on JHVLICO's duration managed portfolio was approximately 0.1 years. This positive duration gap indicates that the fair value of its assets is slightly more sensitive to interest rate movements than the fair value of its liabilities. JHVLICO's objective is to manage this duration gap to within a 10% relative band of its liability duration. In practice, the mismatch has been managed within +/- .05 years.

     The selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario used to demonstrate potential risk. While a 100 basis point immediate, parallel increase or decrease does not represent JHVLICO's view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on JHVLICO's portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management's assessment of changing market conditions and available investment opportunities.

     To calculate duration, JHVLICO projects asset and liability cash flows, and discounts them to obtain a net present value using a risk-free market rate adjusted for credit quality, sector attributes, liquidity, and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base yield curve case.

     Based upon the information and assumptions JHVLICO uses in its duration calculation and in effect as of December 31, 1999, JHVLICO estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its duration managed assets and liabilities by approximately $0.8 million.

     In addition to the duration management procedures described in the preceding paragraphs, a JHVLICO subsidiary, Investors Partner Life Insurance Company, maintains an actively managed public bond portfolio that uses interest rate futures contracts to help manage its duration relative to that of its benchmark. Its investment policy permits a duration tolerance of +/- .25 years around the composite Lehman Brothers benchmark duration. In practice, the portfolio's duration mismatch is managed to within +/- .05 years. As of December 31, 1999, this bond portfolio had a market value of $48 million with a
3.2 year duration.

     JHVLICO also utilizes various derivative financial instruments to manage its exposure to fluctuations in interest rates, including interest rate swaps, interest rate futures, and interest rate caps. Interest rate swaps are used primarily to more closely match the interest rate characteristics of assets and liabilities. JHVLICO also uses interest rate futures to periodically rebalance its duration-managed accounts. JHVLICO uses interest rate caps to hedge embedded caps on floating-rate assets and to manage the risk associated with a sudden rise in interest rates.

     JHVLICO also seeks to reduce call or prepayment risk arising from changes in interest rates in individual investments. JHVLICO believes that it can assess credit risk better than interest rate movements. JHVLICO limits its exposure to investments which are not call protected, which means they are not prepayable without penalty prior to maturity at the option of the issuer, or JHVLICO requires incremental yield to compensate for the risk that the option will be exercised.

Examples of investments JHVLICO limits because of the option risk are residential mortgage-backed securities. JHVLICO assesses option risk in all investments and, when taken, price accordingly.

     JHVLICO's exposure to credit risk is the risk of loss from a counterparty failing to perform the terms of the contract. JHVLICO continually monitors its position and the credit ratings of the counterparties to these derivative instruments. To limit exposure associated with counterparty nonperformance on interest rate swaps and interest rate caps, JHVLICO enters into master netting agreements with its counterparties. In addition, where deemed appropriate, JHVLICO enters into bi-lateral collateral agreements with certain of its counterparties. JHVLICO believes the risk of incurring losses due to nonperformance by its counterparties is remote and that such losses, if any, would be immaterial. Futures contracts trade on organized exchanges and, therefore, have little to no credit risk.

FOREIGN CURRENCY RISK

     Foreign currency risk is the risk that JHVLICO will incur economic losses due to adverse changes in foreign currency exchange rates. JHVLICO also has fixed income securities that are denominated in foreign currencies; however, JHVLICO uses derivatives to hedge the foreign currency risk of these securities (both interest payments and the final maturity payment). At December 31, 1999, fair value of JHVLICO's foreign currency denominated fixed maturity securities was approximately $14.6 million. JHVLICO uses currency swap agreements of the same currency to hedge the foreign exchange risk related to its investments in securities denominated in foreign currencies. The fair value of JHVLICO's currency swap agreements at December 31, 1999 was $(1.6) million.

     The modeling technique JHVLICO uses to calculate its exposure does not take into account correlation among foreign currency exchange rates or correlation among various financial markets. JHVLICO's actual experience may differ from the results noted above due to the correlation assumptions utilized or if events occur that were not included in the methodology, such as significant liquidity or market events.


EFFECTS OF INFLATION

     JHVLICO does not believe that inflation has had a material effect on the results of its operations except insofar as inflation may affect interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT AUDITORS


To the Directors and Policyholders
John Hancock Variable Life Insurance Company

We have audited the accompanying statutory-basis statements of financial position of John Hancock Variable Life Insurance Company as of December 31, 1999 and 1998, and the related statutory-basis statements of operations and unassigned deficit and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company presents its financial statements in conformity with accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance, which practices differ from accounting principles generally accepted in the United States. The variances between such practices and accounting principles generally accepted in the United States also are described in Note 1. The effects on the financial statements of these variances are not reasonably determinable but are presumed to be material.

In our opinion, because of the effects of the matter described in the preceding paragraph, the financial statements referred to above do not present fairly, in conformity with accounting principles generally accepted in the United States, the financial position of John Hancock Variable Life Insurance Company at December 31, 1999 and 1998, or the results of its operations or its cash flows for each of the three years in the period ended December 31, 1999.

However, in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Variable Life Insurance Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Boston, Massachusetts
March 10, 2000

STATUTORY-BASIS STATEMENTS OF FINANCIAL POSITION


JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY


                                                               December 31
                                                         ---------------------
                                                             1999      1998
                                                             ----      ----
                                                             (In millions)
ASSETS
   Bonds--Note 6                                          $1,216.3  $1,185.8
   Preferred stocks                                           35.9      36.5
   Common stocks                                               3.2       3.1
   Investment in affiliates                                   80.7      81.7
   Mortgage loans on real estate--Note 6                     433.1     388.1
   Real estate                                                25.0      41.0
   Policy loans                                              172.1     137.7
   Cash items:
    Cash in banks                                             27.2      11.4
    Temporary cash investments                               222.9       8.5
                                                         ---------------------
                                                             250.1      19.9

Premiums due and deferred                                     29.9      32.7
Investment income due and accrued                             33.2      29.8
Other general account assets                                  65.3      47.5
Assets held in separate accounts                           8,268.2   6,595.2
                                                         ---------------------
                                            TOTAL ASSETS $10,613.0  $8,599.0
                                                         =====================
OBLIGATIONS AND STOCKHOLDER'S EQUITY

OBLIGATIONS
  Policy reserves                                        $ 1,866.6  $1,652.0
  Federal income and other taxes payable--Note 1              67.3      44.3
  Other general account obligations                          219.0     150.9
  Transfers from separate accounts, net                     (221.6)   (190.3)
  Asset valuation reserve--Note 1                             23.1      21.9
  Obligations related to separate accounts                 8,261.6   6,589.4
                                                         ---------------------
                                       TOTAL OBLIGATIONS  10,216.0   8,268.2
STOCKHOLDER'S EQUITY
  Common Stock, $50 par value; authorized 50,000 shares
    issued and outstanding 50,000 shares                       2.5       2.5
  Paid-in capital                                            572.4     377.5
  Unassigned deficit--Note 10                               (177.9)    (49.2)
                                                         ---------------------
                              TOTAL STOCKHOLDER'S EQUITY     397.0     330.8
                                                         ---------------------
 TOTAL OBLIGATIONS AND STOCKHOLDER'S EQUITY              $10,613.0  $8,599.0
                                                         =====================

The accompanying notes are an integral part of the statutory-basis financial statements.

STATUTORY-BASIS STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                               Year ended December 31
                                                            --------------------------------
                                                             1999         1998        1997
                                                             ----         ----        ----
                                                                    (In millions)
INCOME
  Premiums                                                  $   950.8  $ 1,272.3   $   872.7
  Net investment income--Note 3                                 136.0      122.8        89.7
  Other, net                                                    605.4      618.1       449.1
                                                            --------------------------------
                                                              1,692.2    2,013.2     1,411.5

BENEFITS AND EXPENSES
  Payments to policyholders
   and beneficiaries                                            349.9      301.4       264.0
  Additions to reserves to provide for future
   payments to policyholders and beneficiaries                  888.8    1,360.2       826.2
  Expenses of providing service to policyholders
   and obtaining new insurance--Note 5                          314.4      274.2       233.2
  State and miscellaneous taxes                                  20.5       28.1        19.1
                                                            --------------------------------
                                                              1,573.6    1,963.9     1,342.5
                                                            ---------------------------------
               GAIN FROM OPERATIONS BEFORE
                      FEDERAL INCOME TAXES
           AND NET REALIZED CAPITAL LOSSES                      118.6       49.3        69.0

Federal income taxes--Note 1                                     42.9       33.1        38.5
                                                            --------------------------------
                       GAIN FROM OPERATIONS
                        BEFORE NET REALIZED
                             CAPITAL LOSSES                      75.7       16.2        30.5

Net realized capital losses --Note 4                             (1.7)      (0.6)       (3.0)
                                                            --------------------------------
                                 NET INCOME                      74.0       15.6        27.5

Unassigned deficit at beginning of year                         (49.2)     (58.3)      (96.9)
Net unrealized capital (losses) gains and
 other adjustments--Note 4                                       (3.8)      (6.0)        5.0
Other reserves and adjustments--Note 10                        (198.9)      (0.5)        6.1
                                                            --------------------------------

UNASSIGNED DEFICIT AT END OF YEAR                           $  (177.9) $   (49.2)  $   (58.3)
                                                            ================================

The accompanying notes are an integral part of the statutory-basis financial statements.

STATUTORY-BASIS STATEMENTS OF CASH FLOWS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                               Year ended December 31
                                                            -----------------------------
                                                             1999        1998     1997
                                                             ----        ----     ----
                                                                     (In millions)
Cash flows from operating activities:
 Insurance premiums                                         $  958.5   $1,275.3   $ 877.0
 Net investment income                                         134.2      118.2      89.9
 Benefits to policyholders and beneficiaries                  (321.6)    (275.5)   (245.2)
 Dividends paid to policyholders                               (25.6)     (22.3)    (18.7)
 Insurance expenses and taxes                                 (344.8)    (296.9)   (267.2)
 Net transfers to separate accounts                           (705.3)    (874.4)   (715.2)
 Other, net                                                    540.6      551.3     408.9
                                                            -----------------------------
       NET CASH PROVIDED FROM OPERATIONS                       236.0      475.7     129.5
                                                            -----------------------------
Cash flows used in investing activities:
 Bond purchases                                               (240.7)    (618.8)   (621.6)
 Bond sales                                                    108.3      340.7     197.3
 Bond maturities and scheduled redemptions                      78.4      111.8      34.1
 Bond prepayments                                               18.7       76.5      51.6
 Stock purchases                                                (3.9)     (23.4)    (15.7)
 Proceeds from stock sales                                       3.6        1.9       6.7
 Real estate purchases                                          (2.2)      (4.2)     (1.3)
 Real estate sales                                              17.8        2.1       0.4
 Other invested assets purchases                                (4.5)       0.0      (1.0)
 Proceeds from the sale of other invested assets                 0.0        0.0       0.3
 Mortgage loans issued                                         (70.7)    (145.5)    (94.5)
 Mortgage loan repayments                                       25.3       33.2      32.4
 Other, net                                                    (68.9)    (435.2)    393.1
                                                            -----------------------------
       NET CASH USED IN INVESTING ACTIVITIES                  (138.8)    (660.9)    (18.2)

Cash flows from financing activities:
  Capital contribution                                         194.9        0.0       0.0
  Net (decrease) increase in short-term note payable           (61.9)      61.9       0.0
                                                            -----------------------------
       NET CASH PROVIDED FROM FINANCING ACTIVITIES             133.0       61.9       0.0
                                                            -----------------------------

      INCREASE (DECREASE) IN CASH AND TEMPORARY
                              CASH INVESTMENTS                 230.2     (123.3)    111.3
Cash and temporary cash investments at beginning of year        19.9      143.2      31.9
                                                            -----------------------------
             CASH AND TEMPORARY CASH INVESTMENTS
                                  AT END OF YEAR            $  250.1   $   19.9   $ 143.2
                                                            =============================

The accompanying notes are an integral part of the statutory-basis financial statements.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING PRACTICES

John Hancock Variable Life Insurance Company (the Company) is a wholly-owned subsidiary of John Hancock Life Insurance Company (formerly John Hancock Mutual Life Insurance Company) (John Hancock or the Parent). The Company, domiciled in the Commonwealth of Massachusetts, writes variable and universal life insurance policies and variable annuity contracts. Those policies primarily are marketed through John Hancock's sales organization, which includes a career agency system composed of Company-supported independent general agencies and a direct brokerage system that markets directly to external independent brokers. Policies also are sold through various unaffiliated securities broker-dealers and certain other financial institutions. Currently, the Company writes business in all states except New York.

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

The significant differences from GAAP include: (1) policy acquisition costs are charged to expense as incurred rather than deferred and amortized in relation to future estimated gross profits; (2) policy reserves are based on statutory mortality, morbidity, and interest requirements without consideration of withdrawals and Company experience; (3) certain assets designated as "nonadmitted assets" are excluded from the balance sheet by direct charges to surplus; (4) reinsurance recoverables are netted against reserves and claim liabilities rather than reflected as an asset; (5) bonds held as available-for-sale are recorded at amortized cost or market value as determined by the NAIC rather than at fair value; (6) an Asset Valuation Reserve and Interest Maintenance Reserve as prescribed by the NAIC are not calculated under GAAP. Under GAAP, realized capital gains and losses are reported in the income statement on a pretax basis as incurred and investment valuation allowances are provided when there has been a decline in value deemed other than temporary; (7) investments in affiliates are carried at their net equity value with changes in value being recorded directly to unassigned deficit rather than consolidated in the financial statements; (8) no provision is made for the deferred income tax effects of temporary differences between book and tax basis reporting; and (9) certain items, including modifications to required policy reserves resulting from changes in actuarial assumptions, are recorded directly to unassigned deficit rather than being reflected in income. The effects of the foregoing variances from GAAP have not been determined but are presumed to be material.

The significant accounting practices of the Company are as follows:

Pending Statutory Standards: During March 1998, the NAIC adopted codified
---------------------------
statutory accounting principles ("Codification") effective January 1, 2001. Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company, the Commonwealth of Massachusetts must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Division of Insurance. At this time, it is anticipated that the Commonwealth of Massachusetts will adopt Codification effective January 1, 2001. The impact of any such changes on the Company's unassigned deficit is not expected to be material.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING PRACTICES--CONTINUED

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

     Investment real estate is carried at depreciated cost, less encumbrances. Depreciation on investment real estate is recorded on a straight-line basis. Accumulated depreciation amounted to $1.9 million in 1999 and $3.0 million in 1998.

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

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING PRACTICES--CONTINUED

The Company also records the NAIC prescribed Interest Maintenance Reserve (IMR) that represents that portion of the after tax net accumulated unamortized realized capital gains and losses on sales of fixed income securities, principally bonds and mortgage loans, attributable to changes in the general level of interest rates. Such gains and losses are deferred and amortized into income over the remaining expected lives of the investments sold. At December 31, 1999, the IMR, net of 1999 amortization of $2.3 million, amounted to $7.4 million, which is included in policy reserves. The corresponding 1998 amounts were $2.4 million and $10.7 million, respectively.

Goodwill:  The excess of cost over the statutory book value of the net assets
---------
of life insurance business acquired was $8.9 million and $11.4 million at December 31, 1999 and 1998, respectively, and generally is amortized over a ten-year period using a straight-line method.

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

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING PRACTICES--CONTINUED

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

  The fair value for outstanding commitments to purchase long-term bonds and issue real estate mortgages is estimated using a discounted cash flow method incorporating adjustments for the difference in the level of interest rates between the dates the commitments were made and December 31, 1999.

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

Policy Reserves:  Life reserves are developed by actuarial methods and are
---------------
determined based on published tables using statutorily specified interest rates and valuation methods that will provide, in the aggregate, reserves that are greater than or equal to the minimum or guaranteed policy cash values or the amounts required by the Commonwealth of Massachusetts Division of Insurance. Reserves for variable life insurance policies are maintained principally on the modified preliminary term method using the 1958 and 1980 Commissioner's Standard Ordinary (CSO) mortality tables, with an assumed interest rate of 4% for policies issued prior to May 1, 1983 and 4 1/2% for policies issued on or thereafter. Reserves for single premium policies are determined by the net single premium method using the 1958 CSO mortality table, with an assumed interest rate of 4%. Reserves for universal life policies issued prior to 1985 are equal to the gross account value which at all times exceeds minimum statutory requirements. Reserves for universal life policies issued from 1985 through 1988 are maintained at the greater of the Commissioner's Reserve Valuation Method (CRVM) using the 1958 CSO mortality table, with 4 1/2% interest or the cash surrender value. Reserves for universal life policies issued after 1988 and for flexible variable policies are maintained using the greater of the cash surrender value or the CRVM method with the 1980 CSO mortality table and 5 1/2% interest for policies issued from 1988 through 1992; 5% interest for policies issued in 1993 and 1994; and 4 1/2% interest for policies issued in 1995 through 1999.

Federal Income Taxes:  Federal income taxes are reported in the financial
--------------------
statements based on amounts determined to be payable as a result of operations within the current accounting period. The operations of the Company are consolidated with John Hancock in filing a consolidated federal income tax return basis for the affiliated group. The federal income taxes of the Company are allocated on a separate return basis with certain adjustments. The Company made federal income tax payments of $10.6 million in 1999, $38.2 million in 1998 and $29.6 million in 1997.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING PRACTICES--CONTINUED

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

Adjustments to Policy Reserves:  From time to time, the Company finds it
------------------------------
appropriate to modify certain required policy reserves because of changes in actuarial assumptions. Reserve modifications resulting from such determinations are recorded directly to stockholder's equity. During 1997, the Company refined certain actuarial assumptions inherent in the calculation of reserves related to AIDS claims under individual life insurance policies resulting in a $6.4 million increase in stockholder's equity at December 31, 1997. No such refinements were made during 1999 or 1998.


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

NOTE 2--ACQUISITION

On June 23, 1993, the Company acquired all of the outstanding shares of stock of Colonial Penn Annuity and Life Insurance Company (CPAL) from Colonial Penn Life Insurance Company for an aggregate purchase price of approximately $42.5 million. At the date of acquisition, assets of CPAL were approximately $648.5 million, consisting principally of cash and temporary cash investments and liabilities were approximately $635.2 million, consisting principally of reserves related to a block of interest sensitive single-premium whole life insurance business assumed by CPAL from Charter National Life Insurance Company (Charter). The purchase price includes contingent payments of up to approximately $7.3 million payable between 1994 and 1998 based on the actual lapse experience of the business in force on June 23, 1993. There were no contingent payments required during 1999. The Company made contingent payments to CPAL of $1.5 million during 1998 and 1997, respectively.

On June 24, 1993, the Company contributed $24.6 million in additional capital to CPAL. CPAL was renamed John Hancock Life Insurance Company of America (JHLICOA) on July 7, 1993. JHLICOA was subsequently renamed Investors Partner Life Insurance Company (IPL) on March 5, 1998. IPL manages the business assumed from Charter and began marketing term life and variable universal life products through brokers in 1999.

Summarized financial information for IPL for 1999, 1998 and 1997 is as follows:

                                                                   1999       1998         1997
                                                                 --------------------------------
                                                                          (In millions)
Total assets                                                     $ 570.7     $ 587.8     $ 581.6
Total liabilities                                                  498.9       517.5       516.3
Total revenue                                                       35.6        38.8        37.4
Net income                                                           3.5         3.8         9.0

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 3--NET INVESTMENT INCOME

Investment income has been reduced by the following amounts:

                                               1999        1998        1997
                                              ------------------------------
                                                        (In millions)
 Investment expenses                          $ 9.5        $ 8.3       $5.0
 Interest expense                               1.7          2.4        0.7
 Depreciation expense                           0.6          0.8        1.1
 Investment taxes                               0.3          0.7        0.4
                                              ------------------------------
                                              $12.1        $12.2       $7.2
                                              ==============================

NOTE 4-NET CAPITAL GAINS (LOSSES) AND OTHER ADJUSTMENTS

Net realized capital gains (losses) consist of the following items:

                                             1999      1998        1997
                                             ----------------------------
                                                   (In millions)
Net gains from asset sales                   $(2.8)    $ 7.6       $ 0.8
Capital gains tax                              0.2      (2.9)       (0.7)
Net capital gains transferred to IMR           0.9      (5.3)       (3.1)
                                            -----------------------------
Net realized capital losses                  $(1.7)    $(0.6)      $(3.0)
                                            =============================

Net unrealized capital (losses) gains and other adjustments consist of the following items:

                                             1999     1998        1997
                                           -----------------------------
                                                     (In millions)
Net (losses) gains from changes in
 security values and book value
 adjustments                               $(2.6)      $(2.7)     $ 7.0
Increase in asset valuation reserve         (1.2)       (3.3)      (2.0)
                                           -----------------------------
Net unrealized capital (losses) gains and
 other adjustments                         $(3.8)      $(6.0)     $ 5.0
                                           =============================

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 5--TRANSACTIONS WITH PARENT

The Company's Parent provides the Company with personnel, property and facilities in carrying out certain of its corporate functions. The Parent annually determines a fee for these services and facilities based on a number of criteria which were revised in 1999, 1998 and 1997 to reflect continuing changes in the Company's operations. The amount of the service fee charged to the Company was $188.3 million, $157.5 million, and $123.6 million in 1999, 1998, and 1997, respectively, which has been included in insurance and investment expenses. The Parent has guaranteed that, if necessary, it will make additional capital contributions to prevent the Company's stockholder's equity from declining below $1.0 million.

The service fee charged to the Company by the Parent includes $0.2 million, $0.7 million, and $0.9 million for the years ended December 31, 1999, 1998, and 1997, respectively, representing the portion of the provision for retiree benefit plans determined under the accrual method, including a provision for the 1993 transition liability which is being amortized over twenty years, that was allocated to the Company.

The Company has a modified coinsurance agreement with John Hancock to reinsure 50% of 1994 through 1999 issues of flexible premium variable life insurance and scheduled premium variable life insurance policies. In connection with this agreement, John Hancock transferred $44.5 million, $4.9 million and $22.0 million of cash for tax, commission, and expense allowances to the Company, which increased the Company's net gain from operations by $20.6 million, $22.2 million, and $10.1 million in 1999, 1998, and 1997, respectively.

Effective January 1, 1996, the Company entered into a modified coinsurance agreement with John Hancock to reinsure 50% of the 1995 inforce block and 50% of 1996 and all future issue years of certain variable annuity contracts (Independence Preferred, Declaration, Independence 2000, MarketPlace, and Revolution). In connection with this agreement, the Company received a net cash payment of $40.0 million and $12.7 million in 1999 and 1998, respectively, and made a net cash payment of $1.1 million in 1997 for surrender benefits, tax, reserve increase, commission, expense allowances and premium. This agreement increased the Company's net gain from operations by $26.9 million, $8.4 million and $9.8 million in 1999, 1998, and 1997, respectively.

Effective January 1, 1997, the Company entered into a stop-loss agreement with John Hancock to reinsure mortality claims in excess of 110% of expected mortality claims in 1999, 1998, and 1997 for all policies that are not reinsured under any other indemnity agreement. In connection with the agreement, John Hancock received $0.8 million and $1.0 million in 1999 and 1998, respectively, and transferred $2.4 million in 1997 of cash for mortality claims to the Company. This agreement decreased the Company's net gain from operations in both 1999 and 1998 by $0.5 million, and increased the 1997 net gain from operations by $1.3 million.

At December 31, 1998, the Company had outstanding a short-term note of $61.9 million payable to an affiliate at a variable rate of interest. The note was part of a revolving line of credit and was repaid in 1999. Interest paid in 1999 and 1998 was $1.7 million and $2.9 million, respectively. The note is included in other general account obligations at December 31, 1998.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 6--INVESTMENTS

The statement value and fair value of bonds are shown below:

                                                       Gross       Gross
                                        Statement   Unrealized  Unrealized
                                          Value       Gains       Losses    Fair Value
                                          --------------------------------------------
                                                          (In millions)
December 31, 1999
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies              $    5.9      $ 0.0       $ 0.1     $     5.8
Obligations of states
 and political subdivisions                  2.2        0.1         0.1           2.2
Debt securities issued by
 foreign governments                        13.9        0.8         0.1          14.6
Corporate securities                       964.9       13.0        59.4         918.5
Mortgage-backed securities                 229.4        0.5         7.8         222.1
                                        ---------------------------------------------
Total bonds                             $1,216.3      $14.4       $67.5     $ 1,163.2
                                        =============================================

December 31, 1998
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies              $    5.1      $ 0.1      $ 0.0      $     5.2
Obligations of states
 and political subdivisions                  3.2        0.3        0.0            3.5
Corporate securities                       925.2       50.4       15.0          960.6
Mortgage-backed securities                 252.3       10.0        0.1          262.2
                                        ---------------------------------------------
Total bonds                             $1,185.8      $60.8      $15.1      $ 1,231.5
                                        =============================================

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 6--INVESTMENTS--CONTINUED

The statement value and fair value of bonds at December 31, 1999, by contractual maturity, are shown below. Maturities will differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

                                             Statement
                                              Value         Fair Value
                                             --------------------------
                                                   (In millions)
Due in one year or less                      $   58.5       $   58.2
Due after one year through five years           286.8          282.0
Due after five years through ten years          425.4          405.6
Due after ten years                             216.2          195.3
                                             --------------------------
                                                986.9          941.1
Mortgage-backed securities                      229.4          222.1
                                             --------------------------

                                             $1,216.3       $1,163.2
                                             ==========================

Gross gains of $0.3 million in 1999, $3.4 million in 1998, and $1.1 million in 1997 and gross losses of $4.0 million in 1999, $0.7 million in 1998 and $4.5 million in 1997 were realized from the sale of bonds.

At December 31, 1999, bonds with an admitted asset value of $9.1 million were on deposit with state insurance departments to satisfy regulatory requirements.

The cost of common stocks was $3.1 million and $2.1 million at December 31, 1999 and 1998, respectively. At December 31, 1999, gross unrealized appreciation on common stocks totaled $1.2 million, and gross unrealized depreciation totaled $1.1 million. The fair value of preferred stock totaled $35.9 million at December 31, 1999 and $36.5 million at December 31, 1998.

Bonds with amortized cost of $0.4 million were non-income producing for the twelve months ended December 31, 1999.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 6--INVESTMENTS--CONTINUED

At December 31, 1999, the mortgage loan portfolio was diversified by geographic region and specific collateral property type as displayed below. The Company controls credit risk through credit approvals, limits and monitoring procedures.

                    Statement                              Statement
Property Type         Value        Geographic Location       Value
----------------------------------------------------------------------
                 (In millions)                           (In millions)
Apartments            $112.1       East North Central      $ 71.3
Hotels                  11.3       East South Central         7.4
Industrial              66.0       Middle Atlantic           28.5
Office buildings        86.4       Mountain                  21.0
Retail                  25.5       New England               37.5
Agricultural            99.6       Pacific                  111.1
Other                   32.2       South Atlantic            87.6
                                   West North Central        16.6
                                   West South Central        48.6
                                   Other                      3.5
                   ---------                            ---------
                      $433.1                               $433.1
                   =========                            =========

At December 31, 1999, the fair values of the commercial and agricultural mortgage loans portfolios were $323.5 million and $98.2 million, respectively. The corresponding amounts as of December 31, 1998 were approximately $331.3 million and $70.0 million, respectively.

The maximum and minimum lending rates for mortgage loans during 1999 were 14.24% and 6.84% for agricultural loans and 7.45% and 7.00% for other properties. Generally, the maximum percentage of any loan to the value of security at the time of the loan, exclusive of insured, guaranteed or purchase money mortgages, is 75%. For city mortgages, fire insurance is carried on all commercial and residential properties at least equal to the excess of the loan over the maximum loan which would be permitted by law on the land without the building, except as permitted by regulations of the Federal Housing Commission on loans fully insured under the provisions of the National Housing Act. For agricultural mortgage loans, fire insurance is not normally required on land based loans except in those instances where a building is critical to the farming operation. Fire insurance is required on all agri-business facilities in an aggregate amount equal to the loan balance.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 7--REINSURANCE

The Company cedes business to reinsurers to share risks under variable life, universal life and flexible variable life insurance policies for the purpose of reducing exposure to large losses. Premiums, benefits and reserves ceded to reinsurers in 1999 were $594.9 million, $132.8 million, and $13.6 million, respectively. The corresponding amounts in 1998 were $590.2 million, $63.2 million, and $8.2 million, respectively, and the corresponding amounts in 1997 were $427.4 million, $18.3 million, and $10.1 million, respectively.

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

The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than nonpayment of premiums or other similar credits. The Company does not have any reinsurance agreements in effect in which the amount of losses paid or accrued through December 31, 1999 would result in a payment to the reinsurer of amounts which, in the aggregate and allowing for offset of mutual credits from other reinsurance agreements with the same reinsurer, exceed the total direct premiums collected under the reinsured policies.

NOTE 8--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The notional amounts, carrying values and estimated fair values of the Company's derivative instruments were as follows at December 31:

                        Number of                 Assets (Liabilities)
                        Contracts/       ------------------------------------
                      Notional Amounts           1999            1998
                     ------------------  Carrying   Fair   Carrying  Fair
                     1999       1998     Value      Value   Value    Value
                     ----------------------($ In millions)-------------------
Futures contracts
 to sell securities     362       947   $0.6      $  0.6     $(0.5)  $ (0.5)
Interest rate swap
 agreements          $965.0    $365.0      -        11.5         -    (17.7)
Interest rate cap
 agreements           239.4      89.4    5.6         5.6       3.1      3.1
Currency rate swap
 agreements            15.8      15.8      -        (1.6)        -     (3.3)

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

The futures contracts expire in 2000. The interest rate swap agreements expire in 2000 to 2011. The interest rate cap agreements expire in 2006 to 2008. The currency rate swap agreements expire in 2006 to 2009.

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


NOTE 9--POLICY RESERVES, POLICYHOLDERS' AND BENEFICIARIES' FUNDS AND
               OBLIGATIONS RELATED TO SEPARATE ACCOUNTS

The Company's annuity reserves and deposit fund liabilities that are subject to discretionary withdrawal, with and without adjustment, are summarized as follows:

                                                         December 31, 1999    Percent
                                                       -------------------------------
                                                                 (In millions)
Subject to discretionary withdrawal (with adjustment)
 With market value adjustment                           $      3.8               0.1%
 At book value less surrender charge                          40.5               1.5
 At market value                                           2,326.6              87.1
                                                       ------------------------------
 Total with adjustment                                     2,370.9              88.7
Subject to discretionary withdrawal
 at book value (without adjustment)                          287.1              10.7
Not subject to discretionary withdrawal -
 general account                                              15.4               0.6
                                                        ------------------------------
Total annuity reserves and deposit liabilities          $  2,673.4             100.0%
                                                        ==============================

NOTE 10--COMMITMENTS AND CONTINGENCIES

The Company has extended commitments to purchase long-term bonds and issue real estate mortgages totaling $15.4 million and $3.5 million, respectively, at December 31, 1999. The Company monitors the creditworthiness of borrowers under long-term bonds commitments and requires collateral as deemed necessary. If funded, loans related to real estate mortgages would be fully collateralized by the related properties. The estimated fair value of the commitments described above is $19.4 million at December 31, 1999. The majority of these commitments expire in 2000.

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 1999. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

During 1997, John Hancock entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, John Hancock

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 10--COMMITMENTS AND CONTINGENCIES--CONTINUED

specifically denied any wrongdoing. During 1999, the Company recorded a $194.9 million reserve, through a direct charge to its unassigned deficit, representing the Company's share of the settlement and John Hancock contributed $194.9 million of capital to the Company. The reserve held at December 31, 1999 amounted to $136.5 million and is based on a number of factors, including the estimated number of claims, the expected type of relief to be sought by class members (general relief or alternative dispute resolution), the estimated cost per claim and the estimated costs to administer the claims.

Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company. John Hancock and the Company will continue to update their estimate of the final cost of the settlement as claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at this time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional costs related to the settlement cannot be reasonably estimated. If the Company's share of the settlement increases, John Hancock will contribute additional capital to the Company so that the Company's total stockholder's equity would not be impacted.

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of the Company's financial instruments:

                                                  December 31
                                         1999                     1998
                                 Carrying                Carrying
                                  Amount    Fair Value    Amount     Fair Value
                                ------------------------------------------------
                                                (In millions)
Assets
Bonds--Note 6                     $1,216.3     $1,163.2   $1,185.8    $1,231.5
Preferred stocks--Note 6              35.9         35.9       36.5        36.5
Common stocks--Note 6                  3.2          3.2        3.1         3.1
Mortgage loans on real
 estate-- Note 6                     433.1        421.7      388.1       401.3
Policy loans--Note 1                 172.1        172.1      137.7       137.7
Cash items--Note 1                   250.1        250.1       19.9        19.9
Derivatives assets
 (liabilities) relating
   to:--Note 8
Futures contracts                      0.6          0.6       (0.5)       (0.5)
Interest rate swaps                     -          11.5         -        (17.7)
Currency rate swaps                     -          (1.6)        -        ( 3.3)
Interest rate caps                     5.6          5.6        3.1         3.1
Liabilities
  Commitments--Note 10                  -          19.4         -         32.1

The carrying amounts in the table are included in the statutory-basis statements of financial position. The method and assumptions utilized by the Company in estimating its fair value disclosures are described in Note 1.

NOTE 12 - SUBSEQUENT EVENTS

Pursuant to a Plan of Reorganization approved by the policyholders of John Hancock and the Commonwealth of Massachusetts Division of Insurance, effective February 1, 2000, John Hancock converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock changed its name to John Hancock Life Insurance Company. In addition, on February 1, 2000, John Hancock Financial Services, Inc. completed its initial public offering and 102 million shares of common stock were issued at an initial public offering price of $17 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of JHVLICO are as follows:

NAME                    AGE     POSITION            OTHER BUSINESS
                                WITH JHVLICO        WITHIN PAST 5 YEARS
--------------------------------------------------------------------------------------
David F. D'Alessandro   49      Chairman            President and Chief Operating
Director                                            Officer, John Hancock Life
                                                    Insurance Company
Michele G. Van Leer     42      Vice Chairman &     Senior Vice President, Life
Director                        President           Product Management, John
                                                    Hancock
Robert S. Paster        47      Vice President      Second Vice President,
Director                                            Direct Distribution, John
                                                    Hancock
Robert R. Reitano       49      Vice President &    Vice President, Investment
Director                        CIO                 Policy & Research, John
                                                    Hancock
Barbara L. Luddy        48      Vice President &    Senior Vice President,
Director                        Actuary             Financial Reporting &
                                                    Analysis, John Hancock
Bruce M. Jones          42      Vice President      Vice President, Annuity
Director                                            Product Managment, John
                                                    Hancock; Senior Vice
                                                    President & Chief Operation
                                                    Officer, Phoenix Home Life
                                                    Insurance Company; Vice
                                                    President, Marketing
                                                    Department, Phoenix Home Life
                                                    Insurance Company
Ronald J. Bocage        54      Vice President &    Vice President & Counsel,
Director                        Counsel             Equity and Pension Law,
                                                    John Hancock
Thomas J. Lee           45      Vice President      Vice President, Life Product
Director                                            and Systems Management, John
                                                    Hancock
Paul J. Strong          53      Vice President      Vice President, Retail Life
Director                                            Product Management, John
                                                    Hancock; Senior Vice President,
                                                    Product Management, Jefferson
                                                    Pilot Financial Insurance
                                                    Company; Senior Vice President,
                                                    Marketing, Chubb Life Insurance
                                                    Company of America
Daniel L. Ouellette     50      Vice President      Senior Vice President, Retail
                                                    Marketing, John Hancock
Patrick F. Smith        57      Controller          Senior Associate Controller,
                                                    Controller's Department,
                                                    John Hancock
Julie H. Indge          46      Treasurer           Financial Officer, Financial
                                                    Sector Management, John
                                                    Hancock
Peter H. Scavongelli    42      Secretary           State Compliance Officer,
                                                    John Hancock

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     Executive officers of JHVLICO also serve one or more of the affiliated companies of JHLICO. Allocations have been made as to each individual's time devoted to his or her duties as an executive officer of JHVLICO. The following table provides information on the allocated compensation paid to the chief executive officer for 1999. There were no executive officers of JHVLICO whose allocated compensation exceeded $100,000 during 1999. Directors of JHVLICO receive no compensation in addition to their compensation as employees of JHLICO.

                                  ANNUAL COMPENSATION   LONG TERM COMPENSATION
NAME                   TITLE     SALARY  BONUS    OTHER    LTIP   ALL OTHER
David F. D'Alessandro  Chairman  $29,723 $19,320 $1,912  $32,362      0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All of JHVLICO's outstanding shares are owned by John Hancock Life Insurance Company, 200 Clarendon Street, Boston, Massachusetts 02117.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH JHLICO

     As indicated, property, personnel and facilities are provided, at a service fee, by JHLICO for purposes of JHVLICO's operations, and the two companies have entered into certain reinsurance arrangements. In addition, JHLICO has contributed all of JHVLICO's capital, of which $1.8 million of paid-in capital was returned to JHLICO during 1993. It is expected that arrangements and transactions such as the foregoing will continue in the future to an indeterminate extent. See Notes 2 and 5 of the Notes to Financial Statements.

     JHLICO receives no additional compensation for its services as underwriter and distributor of the contracts issued by JHVLICO.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)
           The following financial statements of John Hancock Variable Life
                   Insurance Company are included in Item 8:

           Statutory-Basis Statements of Financial Position -- December 31, 1999 and 1998

           Statutory-Basis Statements of Operations and Unassigned Deficit - Years ended December 31, 1999, 1998 and 1997

           Statutory-Basis Statements of Cash Flow -- Years ended December 31, 1999, 1998 and 1997

           Notes to Statutory-Basis Financial Statements

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

     4(d) Form of group deferred combination fixed and variable annuity contract and riders (incorporated by reference from Pre-Effective Amendment No. 1 of Form N-4 Registration Statement of JHVLICO filed on August 9, 1999, File No. 333-81127.)

     21   Subsidiaries of the Registrant (filed herewith)

     27   Financial Data Schedule (filed herewith)

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

(b)  Reports on Form 8-K filed in the fourth quarter of 1999.

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

                              JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                                  (REGISTRANT)

March 30, 2000                           By: /s/ Ronald J. Bocage
                                             ----------------------------
                                           Ronald J. Bocage
                                           Vice Chairman and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2000                           By: /s/ Patrick F. Smith
                                             ----------------------------
                                           Patrick F. Smith
                                           Controller

March 30, 2000                           By: /s/ Ronald J. Bocage
                                             ----------------------------
                                           Ronald J. Bocage
                                           Vice President and Counsel

For himself and as Attorney in Fact for:

               David F. D'Alessandro              Chairman
               Michele G. Van Leer                Vice Chairman and President
               Robert S. Paster                   Director
               Robert R. Reitano                  Director
               Barbara L. Luddy                   Director
               Thomas J. Lee                      Director