Form 10-Q
period 2000-03-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2000-05-15
CIK 755110

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000         Commission File No. 33-62895
   ------------------------------------------------------------------

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

Class                                   Shares Outstanding at March 31, 2000
-----                                   ------------------------------------
Common stock, $50 par value               50,000

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                  --------------------------------------------
                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS


PART I.

FINANCIAL INFORMATION

                                                               Page
Item 1. Unaudited Financial Statements

   Statements of Financial Position as of March 31,
   2000 and December 31, 1999 ............................      1

   Statements of Operations and Unassigned Deficit
   for the Three Months Ended March 31, 2000 and 1999 ....      2

   Statements of Cash Flows for the Three Months
   Ended March 31, 2000 and 1999 .........................      3

   Statements of Stockholder's Equity for the
   Three Months Ended March 31, 2000 and 1999 ............      4

   Condensed Notes to Financial Statements ...............      5

Item 2. Management's Discussion and Analysis .............      6

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk.................................     11

PART II.

OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K .................     13

                                    PART I.

                              FINANCIAL INFORMATION


ITEM 1. Unaudited Financial Statements

                     JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           STATEMENTS OF FINANCIAL POSITION


                                                           (Unaudited)
                                                      March 31     December 31
                                                        2000           1999
                                                     ---------     -----------
                                                           (In millions)

    Bonds ......................................      $1,276.6        $1,216.3
    Preferred stocks ...........................          35.6            35.9
    Common stocks ..............................           1.7             3.2
    Investment in affiliates ...................          81.3            80.7
    Mortgage loans on real estate ..............         429.0           433.1
    Real estate ................................          24.8            25.0
    Policy loans ...............................         181.8           172.1
    Cash Items:
      Cash in banks ............................          (3.3)           27.2
      Temporary cash investments ...............         309.4           222.9
                                                     -------------------------
                                                         306.1           250.1

    Premiums due and deferred ..................          23.1            29.9
    Investment income due and accrued ..........          35.7            33.2
    Other general account assets ...............          52.3            65.3
    Assets held in separate accounts ...........       8,597.7         8,268.2
                                                     -------------------------
                                 TOTAL ASSETS        $11,045.7       $10,613.0
                                                     =========================

OBLIGATIONS AND STOCKHOLDER'S EQUITY

Obligations
    Policy reserves ............................      $1,945.6        $1,866.6
    Federal income and other taxes payable .....          73.6            67.3
    Other general account obligations ..........         232.1           219.0
    Transfers from separate account, net .......        (225.7)         (221.6)
    Asset valuation reserve ....................          18.8            23.1
    Obligations related to separate accounts ...       8,590.9         8,261.6
                                                     -------------------------
                            TOTAL OBLIGATIONS         10,635.3        10,216.0

STOCKHOLDER'S EQUITY
    Common Stock, $50 par value; authorized
      50,000 shares; issued and outstanding
      50,000 shares ............................           2.5             2.5
    Paid-in capital ............................         572.4           572.4
    Unassigned deficit .........................        (164.5)         (177.9)
                                                     -------------------------
                   TOTAL STOCKHOLDER'S EQUITY ..         410.4           397.0
                                                     -------------------------
   TOTAL OBLIGATIONS AND STOCKHOLDER'S EQUITY ..     $11,045.7       $10,613.0
                                                     =========================


See condensed notes to the financial statements (unaudited).

              JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

              STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT

                                                             (Unaudited)
                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                           2000        1999
                                                          ------      ------
                                                            (In millions)

INCOME
    Premiums ..........................................   $231.3      $223.6
    Net investment income .............................     39.6        32.5
    Other, net ........................................    132.4       145.3
                                                         -------------------
                                                           403.3       401.4

BENEFITS AND EXPENSES
    Payments to policyholders and beneficiaries .......     89.2        80.3
    Additions to reserves to provide for future
      payments to policyholders and beneficiaries .....     216.3      238.2
    Expenses of providing service to
      policyholders and obtaining new
      insurance .......................................      73.5       75.7
    State and miscellaneous taxes .....................       7.6        2.8
                                                         -------------------
                                                            386.6      397.0
                                                         -------------------

                      GAIN FROM OPERATIONS BEFORE
                     FEDERAL INCOME TAXES AND NET
                  REALIZED CAPITAL GAINS (LOSSES) .....      16.7        4.4

Federal income taxes ..................................       4.7        1.0
                                                         -------------------
                  GAIN FROM OPERATIONS BEFORE NET
                  REALIZED CAPITAL GAINS (LOSSES) .....      12.0        3.4

Net realized capital gains (losses) ...................       0.4       (1.5)
                                                         -------------------
                                       NET INCOME .....      12.4        1.9

Unassigned deficit at beginning of period .............    (177.9)     (49.2)
Net unrealized capital gains (losses) and
   other adjustments ..................................       1.1        0.3
Other reserves and adjustments ........................    (  0.1)    (  4.2)
                                                         -------------------

              UNASSIGNED DEFICIT AT END OF PERIOD .....  $ (164.5)   $ (51.2)
                                                         ===================


See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
                                                          Three months ended
                                                               March  31
                                                          -------------------
                                                           2000        1999
                                                          -------     -------
                                                            (In millions)

Cash flows from operating activities:
   Insurance premiums ...............................     $ 241.4     $ 225.3
   Net investment income ............................        37.2        29.9
   Benefits to policyholders and beneficiaries ......      ( 79.6)     ( 70.8)
   Dividends paid to policyholders ..................      (  6.4)     (  6.1)
   Insurance expenses and taxes .....................       (91.9)     (107.8)
   Net transfers to separate accounts ...............      (141.4)     (182.0)
   Other, net .......................................       134.4       175.7
                                                          -------------------
                 NET CASH PROVIDED FROM OPERATIONS ..        93.7        64.2
                                                          -------------------

Cash flows used in investing activities:
   Bond purchases ...................................      (157.5)      (71.3)
   Bond sales .......................................        73.5         8.7
   Bond maturities and scheduled redemptions ........        18.9        18.8
   Bond prepayments .................................         2.6         3.2
   Stock purchases ..................................      (  0.4)     (  0.2)
   Proceeds from stock sales ........................         1.2         1.5
   Real estate purchases ............................      (  0.1)     (  0.9)
   Real estate sales ................................         0.0        10.4
   Other invested assets purchases ..................        (0.1)        0.0
   Proceeds from the sale of other invested assets ..         0.0         0.0
   Mortgage loans issued ............................      (  4.3)    (  23.4)
   Mortgage loan repayments .........................         8.4         5.2
   Other, net .......................................        20.1        (2.8)
                                                          -------------------
             NET CASH USED IN INVESTING ACTIVITIES ..       (37.7)      (50.8)
                                                          -------------------

Cash flows from financing activities:
   Net increase (decrease) in short-term
     note payable ...................................        (0.0)      (32.3)
                                                          -------------------
       NET CASH PROVIDED FROM FINANCING ACTIVITIES ..        (0.0)      (32.3)
                                                          -------------------


         INCREASE (DECREASE) IN CASH AND TEMPORARY
                                  CASH INVESTMENTS ..        56.0       (18.9)

Cash and temporary cash investments at
   beginning of year ................................       250.1        19.9
                                                          -------------------

               CASH AND TEMPORARY CASH INVESTMENTS
                              AT THE END OF PERIOD ..     $ 306.1     $   1.0
                                                          ===================


See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                        Paid-in       Unassiged
                                                       Common Stock     Capital        Deficit          Total
                                                       --------------------------------------------------------
                                                                           (In millions)
For the three months ended March 31, 1999
(unaudited)
Balance at January 1, 1999 .......................       $  2.5          $377.5          $(49.2)        $330.8
1999 Transactions:
    Capital contribution .........................
    Net gain .....................................                                          1.9            1.9
    Net unrealized capital gains and other
      adjustments ................................                                          0.3            0.3
    Other reserves and adjustments ...............                                       (  4.2)      (    4.2)
                                                       -------------------------------------------------------
Balance at March 31, 1999 ........................       $  2.5          $377.5          $(51.2)        $328.8
                                                       =======================================================

For the three months ended March 31, 2000 (unaudited)
Balance at January 1, 2000 .......................       $  2.5          $572.4         $(177.9)        $397.0
2000 Transactions:
    Capital contribution .........................
    Net gain .....................................                                         12.4           12.4
    Net unrealized capital gains and other
      adjustments ................................                                          1.1            1.1
    Other reserves and adjustments ...............                                       (  0.1)        (  0.1)
                                                     ---------------------------------------------------------
Balance at March 31, 2000 ........................       $  2.5          $572.4         $(164.5)        $410.4
                                                     =========================================================

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

                       MANAGEMENT DISCUSSION AND ANALYSIS

Financial condition

         During the past three months, JHVLICO's total assets grew primarily due to the growth in the total assets of the JHVLICO's separate accounts due to increased sales of variable life and variable annuity products as well as market appreciation on separate account assets as a result of strong market performance. Likewise, its total obligations grew. Total stockholder's equity also grew during this period. The following chart shows a percentage growth in total assets, total obligations and total stockholder's equity for the three-month period ended March 31, 2000:

                                                  March 31,  December 31,
                                                    2000        1999
                                                    ----        ----
                                                       (in millions)   % change
------------------------------------------------ ----------- ----------- ------
Total assets  -  JHVLICO                         $11,045.7   $10,613.0   4.1%
------------------------------------------------ ----------- ----------- ------
Total assets  -  JHVLICO separate accounts       $ 8,597.7   $ 8,268.2   4.0%
------------------------------------------------ ----------- ----------- ------
Total obligations - JHVLICO                      $10,635.3   $10,216.0   4.1%
------------------------------------------------ ----------- ----------- ------
Total obligations - JHVLICO separate accounts    $ 8,590.9   $ 8,261.6   4.0%
------------------------------------------------ ----------- ----------- ------
Total stockholder's equity                       $   410.4   $   397.0   3.4%
------------------------------------------------ ----------- ----------- ------

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

JHVLICO invests new money predominantly in long-term investment grade corporate bonds. As a result, 86.3% of JHVLICO's general account bonds were investment grade bonds, and 10.1% were medium grade bonds as of March 31, 2000. The corresponding percentages as of December 31, 1999, were 86.0% and 9.8%, respectively. For medium grade bonds, JHVLICO invests mostly in private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. As of March 31, 2000, the remaining 3.6% of JHVLICO's total general account bonds consisted of lower grade bonds and bonds in default. Bonds in default represent 0.7% of JHVLICO's general account bonds.

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

         JHVLICO has outstanding commitments to purchase long-term bonds and issue real estate mortgages totaling $48.2 million and $35.5 million, respectively, at March 31, 2000. The corresponding amounts at December 31, 1999 were $15.4 million and $3.5 million, respectively. JHVLICO monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. If funded, loans related to real estate mortgages would be fully collateralized by the related properties. The majority of the commitments at March 31, 2000 expire in 2000.


Reserves and obligations

         JHVLICO's obligations consist primarily of aggregate reserves for life and annuity policies and contracts. As of March 31, 2000, JHVLICO's general account reserves totaled $1,945.6 million and its separate account obligations totaled $8,590.9 million. As of December 31, 1999, the corresponding amounts were $1,866.6 million and $8,261.6 million, respectively. JHVLICO computes these liabilities in accordance with commonly accepted actuarial standards. Its actuarial assumptions are in accordance with, or more conservative than, those called for in state regulations. Total reserves meet the requirements of Massachusetts insurance laws.

         Every year, JHVLICO performs reserve adequacy testing, usually during the fourth quarter. Intensive asset adequacy testing was performed in 1999 for the vast majority of reserves. During 2000 and 1999, JHVLICO made no refinements to reserves.

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

         JHVLICO includes the AVR in its obligations. Its AVR was $18.8 million at March 31, 2000, and $23.1 million as of December 31, 1999. During 1998, JHVLICO made a voluntary contribution of $0.7 million to the AVR. Such contributions may result in a slower rate of growth of, or a reduction to, stockholder's equity. During 2000 and 1999, there have been no voluntary contributions to the AVR. Changes in the AVR are accounted for as direct increases or decreases in stockholder's equity. The impact of the AVR on JHVLICO's stockholder's equity position will depend, in part, on JHVLICO's investment portfolio.

         The IMR captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. JHVLICO does not reflect these amounts in its stockholder equity account but amortizes them into net investment income over the estimated remaining lives of the investments disposed. At March 31, 2000 and December 31, 1999, JHVLICO's IMR balance was $6.8 million and $7.4 million, respectively. The impact of the IMR on JHVLICO's stockholder's equity depends upon the amount of future interest related capital gains and losses on fixed income investments.


Results of operations

         For the quarter ending March 31, 2000, net gain from operations, before net realized capital losses, totaled $12.0 million, an $8.6 million increase over the same period during 1999. The increase in the net gain is due principally to continued growth in the annuity line of business within JHVLICO. This line of business had a growth in net gain of $8.5 million principally due to higher separate account fees. An overall reduction to the Company's expenses of providing service to policyholders further increased the operating gain.

         For the quarter ending March 31, 2000, total revenues increase by 0.5% (or $1.9 million) to $403.3 million as compared to the same period during 1999. For the quarter ending March 31, 2000, premium, net of premium ceded to reinsurers, increased by 3.4% (or $7.7 million) to $231.3 million as compared to the same period during 1999. For the quarter ending March 31, 2000, net investment income increased by 21.8% (or $7.1 million) to $39.6 million as compared to the same period during 1999. This increase is primarily due to a $4.2 million increase in gross income on short-term bonds as compared to the same period during 1999. This increase can be attributed to an increased liquid asset base. Other income decreased by $12.9 million as compared to the same period during 1999 primarily as a result of decreased commission and expense allowances, and reserve adjustments on reinsurance ceded.

         For the quarter ending March 31, 2000, total benefits and expenses decreased by 2.6% (or $10.4 million) to $386.6 million as compared to the same period during 1999. For the quarter ending March 31, 2000, benefit payments and additions to reserves decreased by 4.1% (or $13.0 million) to $305.5 million as compared to the same period during 1999. For the quarter ending March 31, 2000, insurance expenses decreased by 2.9% (or $2.2 million) to $73.5 million as compared to the same period during 1999. This consists of an $4.6 million increase in commission expenses resulting from the sale of new and renewal business, and a $6.8 million decrease in expense due to lower systems expense (less Y2K and demutualization systems expense in 2000).


Liquidity and capital resources

         JHVLICO's liquidity resources for the period ending March 31, 2000 and December 31, 1999 were as follows:

                                                      March 31,   December  31,
                                                       2000            1999
          Type of investment                              (in millions)
          ------------------------------------------- --------    -----------
          Cash and short-term investments             $306.1         $250.1
           ------------------------------------------- --------    -----------
          Public bonds                                $621.4         $454.1
           ------------------------------------------- --------    -----------
          Investment grade private placement bonds    $528.9         $609.4
          ------------------------------------------- --------    -----------

In addition, JHVLICO's separate accounts assets are highly liquid and available to meet most outflow needs for variable life insurance.

         JHVLICO's management believes the liquidity resources above of $1,456.4 million as of March 31, 2000, strongly position JHVLICO to meet all its obligations to policyholders and others. Funds provided by normal operations generally satisfy JHVLICO's financing needs. There were no outstanding borrowings as of March 31, 2000 and December 31, 1999.

         Total surplus, also known as stockholder's equity, plus the AVR, amounted to $429.2 million as of March 31, 2000, and $420.1 million as of December 31, 1999. The current statutory accounting treatment of taxes for deferred acquisition costs ("DAC taxes") currently results in a reduction to JHVLICO's surplus. This reduction will persist during periods of growth in new business. DAC taxes result from federal income tax law that approximates acquisition expenses, and then spreads the corresponding tax deduction over a period of years. As a result, the DAC tax is collected immediately and subsequently returned through tax deductions in later years.

         Since it began operations, JHVLICO has received a total of $576.7 million in capital contributions from John Hancock Life Insurance Company ("John Hancock"), its parent company, of which $572.4 million is credited to paid-in capital and $2.5 million was credited to capital stock as of March 31, 2000. In 1993, JHVLICO returned $1.8 million of capital to John Hancock. To support JHVLICO's operations, for the indefinite future, John Hancock will continue to make capital contributions, if necessary, to ensure that JHVLICO maintains a stockholder's equity of at least $1.0 million. JHVLICO's stockholder's equity, net of unassigned deficit, amounted to $410.4 million at March 31, 2000, and $397.0 million at December 31, 1999.

         During 1997, John Hancock entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, John Hancock specifically denied any wrongdoing. During 1999, JHVLICO recorded a $194.9 million reserve, through a direct charge to its unassigned deficit, representing JHVLICO's share of the settlement and John Hancock contributed $194.9 million of capital to JHVLICO. The reserve held at March 31, 2000 amounted to $127.0 million and is based on a number of factors, including the estimated number of claims, the expected type of relief to be sought by class members (general relief or alternative dispute resolution), the estimated cost per claim and the estimated costs to administer the claims.

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

         In December, 1992, the NAIC approved risk-based capital ("RBC") standards for life insurance companies. It also approved a model act (the "RBC Model Act") to apply such standards at the state level. The RBC Model Act requires life insurers to submit an annual RBC report comparing JHVLICO's total adjusted capital (statutory surplus plus AVR, voluntary investment reserves, and one-half the apportioned dividend liability) with its risk-based capital as calculated by an RBC formula. The formula takes into account the risk characteristics of the Company's investments and products. Insurance regulators use the formula as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action, not as a means to rank insurers. As of March 31, 2000, JHVLICO's total adjusted capital as defined by the NAIC was well in excess of the RBC standards.

Item 3.  Quantitative and Qualitative Information About Market Risk.

         JHVLICO maintains a disciplined, comprehensive approach to managing capital market risks inherent in its business operations. The Company's principal capital market exposures are credit and interest rate risk, although we have certain exposures to changes in foreign currency exchange rates. Credit risk pertains to the uncertainty associated with the ability of an obligor or counterparty to continue to make timely and complete payments of contractual principal and/or interest. Interest rate risk pertains to the market value fluctuations that occur within fixed maturity securities or liabilities as market interest rates move. Foreign currency risk pertains to price fluctuations, associated with the Company's ownership of non-US dollar denominated investments, driven by dynamic foreign exchange levels.

         The active management of capital market risks is central to JHVLICO's operations. Consistent with Company policy, JHVLICO may use the following approaches to manage its exposure to market risk within defined tolerance ranges: (1) rebalance its existing asset or liability portfolios; (2) change the character of future investments purchased; or (3) use derivative instruments to modify the market risk characteristics of existing, or future, assets and liabilities.


Interest Rate Risk

         Interest rate risk is the risk that JHVLICO will incur economic losses due to adverse changes in interest rates. This risk arises from certain of JHVLICO's primary activities, as JHVLICO invests funds in interest-sensitive assets to support the issuance of certain interest-sensitive liabilities.

         JHVLICO seeks to earn returns that enhance its ability to offer competitive rates and prices to its customers while contributing to stable profits and long-term capital growth. Accordingly, JHVLICO's investment objectives and decisions are a function of the underlying risks and product offerings of each primary business operation. In addition, JHVLICO diversifies its product portfolio offerings to include products that contain features that protect against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges, and market value adjustments on early liquidations.

         JHVLICO seeks to reduce the effect of call or prepayment risk in its fixed maturity portfolios by limiting its exposure to investments that are not call protected or by requiring incremental yield to compensate for the risk of the option being exercised. Examples of investments that JHVLICO limits because of option risk are residential mortgage-backed securities.

         JHVLICO manages the interest rate risk in its assets relative to the interest rate risk inherent in its liabilities. One of the measures JHVLICO uses to quantify this exposure is duration, with other measures used for limiting exposure to non-parallel interest rate risk. JHVLICO's objective is to manage the duration gap between its assets and liabilities to within a 10% relative band of its liability duration. In practice, the mismatch has been managed within a tolerance of +/- .05 years

         In addition to the duration management procedures described in the preceding paragraphs, a JHVLICO subsidiary, Investors Partner Life Insurance Company, maintains an actively managed public bond portfolio that uses interest rate futures contracts to help manage its duration relative to that of its benchmark. Its investment policy permits a duration tolerance of +/- .25 years around the composite Lehman Brothers benchmark duration. In practice, the portfolio's duration mismatch is managed to within +/- .05 years

         JHVLICO also uses various derivative financial instruments to manage its exposure to fluctuations in interest rates, including interest rate swaps, interest rate futures, and interest rate caps. Interest rate swaps are used primarily to more closely align the interest rate characteristics of assets and liabilities. JHVLICO also uses interest rate futures to periodically rebalance its duration-managed accounts. JHVLICO uses interest rate caps to hedge embedded caps on floating-rate assets and to manage the risk associated with a sudden rise in interest rates.

         As of March 31, 2000, there have been no material changes to the interest rate exposures as reported in the Company's 1999 Form 10-K Annual Report.


Credit Risk

         The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below investment grade holdings. We also diversify our fixed maturity securities with respect to investment quality, issuer, industry, geographical, and property-type concentrations. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies, supplement our internal credit analysis.

         JHVLICO's exposure to derivatives credit risk is the risk of loss from a counterparty failing to perform the terms of the contract. JHVLICO continually monitors its position and the credit ratings of the counterparties to these derivative instruments. To limit exposure associated with counterparty nonperformance on interest rate swaps and interest rate caps, JHVLICO enters into master netting agreements with its counterparties. In addition, where deemed appropriate, JHVLICO enters into bi-lateral collateral agreements with certain of its counterparties. JHVLICO believes the risk of incurring losses due to nonperformance by its counterparties is remote. Futures contracts trade on organized exchanges and, therefore, have effectively no credit risk.


Foreign Currency Risk

         Foreign currency risk is the risk that JHVLICO will incur economic losses due to adverse changes in foreign currency exchange rates. JHVLICO holds certain fixed income securities that are denominated in foreign currencies. Company policy requires that we use derivatives to hedge the foreign currency risk of these instruments (both interest payments and the final maturity payment). As of March 31, 2000, there has been no material change in the composition of the Company's foreign currency risk exposure. For further discussion of foreign currency risk exposure, please refer to the Company's 1999 Form 10-K Annual Report.


Effects of Inflation

         JHVLICO does not believe that inflation has had a material effect on the results of its operations except insofar as inflation may affect interest rates.

                                    PART II.

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         John Hancock Variable Life Insurance Company
                         (Registrant)


Date: May 15, 2000       /s/ Thomas J. Lee
                         -----------------
                         Thomas J. Lee
                         Vice President


Date: May 15, 2000       /s/ Patrick F. Smith
                         --------------------
                         Patrick F. Smith
                         Controller