Form 10-Q
period 2000-06-30
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2000-08-14
CIK 755110

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                        ----------------------

                               FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000         Commission File No. 33-62895
   ------------------------------------------------------------------

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

Class                                   Shares Outstanding at June 30, 2000
-----                                   ------------------------------------
Common stock, $50 par value               50,000

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                  --------------------------------------------
                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

                                                                            Page
Item 1. Unaudited Financial Statements

   Statements of Financial Position as of June 30,
   2000 and December 31, 1999..............................................   1

   Statements of Operations and Unassigned Deficit
   for the Three and Six Months Ended June 30, 2000 and 1999...............   2

   Statements of Cash Flows for the Six Months
   Ended June 30, 2000 and 1999............................................   3

   Statements of Stockholder's Equity for the
   Six Months Ended June 30, 2000 and 1999.................................   4

   Condensed Notes to Financial Statements.................................   5

Item 2. Management's Discussion and Analysis...............................   6

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk..................................................  11
PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................  13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION

                                                                                      (Unaudited)
                                                                               June 30         December 31
                                                                                 2000             1999
                                                                          ------------------------------------
                                                                                     (In millions)
Assets
    Bonds                                                                      $1,344.7          $1,216.3
    Preferred stocks                                                               36.9              35.9
    Common stocks                                                                   2.0               3.2
    Investment in affiliates                                                       80.5              80.7
    Mortgage loans on real estate                                                 468.2             433.1
    Real estate                                                                    24.7              25.0
    Policy loans                                                                  195.5             172.1
    Cash Items:
      Cash in banks                                                                (3.0)             27.2
      Temporary cash investments                                                  284.6             222.9
                                                                           -----------------------------------
                                                                                  281.6             250.1

    Premiums due and deferred                                                      28.9              29.9
    Investment income due and accrued                                              40.9              33.2
    Other general account assets                                                   43.7              65.3
    Assets held in separate accounts                                            8,569.0           8,268.2
                                                                           -----------------------------------
                                                          TOTAL ASSETS        $11,116.6         $10,613.0
                                                                           ===================================

OBLIGATIONS AND STOCKHOLDER'S EQUITY

OBLIGATIONS
    Policy reserves                                                            $2,048.1          $1,866.6
    Federal income and other taxes payable                                         97.8              67.3
    Other general account obligations                                             207.4             219.0
    Transfers from separate account, net                                         (229.6)           (221.6)
    Asset valuation reserve                                                        19.3              23.1
    Obligations related to separate accounts                                    8,562.1           8,261.6
                                                                           -----------------------------------
                                                     TOTAL OBLIGATIONS         10,705.1          10,216.0

STOCKHOLDER'S EQUITY
    Common Stock, $50 par value; authorized 50,000
      shares; issued and outstanding 50,000 shares                                  2.5               2.5
    Paid-in capital                                                               572.4             572.4
    Unassigned deficit                                                           (163.4)           (177.9)
                                                                           -----------------------------------
                                            TOTAL STOCKHOLDER'S EQUITY            411.5             397.0
                                                                           -----------------------------------
                            TOTAL OBLIGATIONS AND STOCKHOLDER'S EQUITY        $11,116.6         $10,613.0
                                                                           ===================================

See condensed notes to the financial statements (unaudited).

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT

                                                                                     (Unaudited)
                                                                    Three months ended           Six months ended
                                                                         June 30                     June 30
                                                                ------------------------------------------------------
                                                                     2000          1999          2000          1999
                                                                     ----          ----          ----          ----
                                                                                          (In millions)
INCOME
     Premiums                                                       $255.7        $228.6        $487.0        $452.2
     Net investment income                                            43.4          31.9          83.0          64.4
     Other, net                                                      110.1         116.6         242.5         261.9
                                                                ------------------------------------------------------
                                                                     409.2         377.1         812.5         778.5

BENEFITS AND EXPENSES
     Payments to policyholders and beneficiaries                      93.2          94.1         182.4         174.4
     Additions to reserves to provide for future
       payments to policyholders and beneficiaries                   213.4         198.6         429.7         436.8
     Expenses of providing service to
       policyholders and obtaining new
       insurance                                                      80.4          77.8         153.9         153.5
     State and miscellaneous taxes                                     5.7           8.1          13.3          10.9
                                                                ------------------------------------------------------
                                                                     392.7         378.6         779.3         775.6
                                                                ------------------------------------------------------

          GAIN FROM OPERATIONS BEFORE
          FEDERAL INCOME TAXES AND NET
          REALIZED CAPITAL GAINS (LOSSES)                             16.5          (1.5)         33.2           2.9

Federal income taxes                                                  12.2          (1.4)         16.9          (0.4)
                                                                ------------------------------------------------------
      GAIN FROM OPERATIONS BEFORE NET
        REALIZED CAPITAL GAINS (LOSSES)                                4.3          (0.1)         16.3           3.3

Net realized capital gains (losses)                                    0.1           0.5           0.5          (1.0)
                                                                ------------------------------------------------------
                               NET INCOME                              4.4           0.4          16.8           2.3


Unassigned deficit at beginning of period                           (164.5)        (51.2)       (177.9)        (49.2)
Net unrealized capital gains (losses) and
  other adjustments                                                   (3.1)         (3.4)         (2.0)         (3.1)
Other reserves and adjustments                                        (0.2)          2.0          (0.3)         (2.2)
                                                                ------------------------------------------------------

          UNASSIGNED DEFICIT AT END OF PERIOD                     $ (163.4)      $ (52.2)    $  (163.4)     $  (52.2)
                                                                =======================================================

See condensed notes to the financial statements (unaudited).

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           STATEMENTS OF CASH FLOWS

                                                                                         (Unaudited)
                                                                                       Six months ended
                                                                                           June 30
                                                                                  ---------------------------
                                                                                      2000          1999
                                                                                      ----          ----
                                                                                        (In millions)
Cash flows from operating activities:
   Insurance premiums                                                               $ 495.7       $ 452.0
   Net investment income                                                               75.2          60.5
   Benefits to policyholders and beneficiaries                                       (167.9)       (274.6)
   Dividends paid to policyholders                                                    (13.0)        (12.6)
   Insurance expenses and taxes                                                      (174.4)       (195.0)
   Net transfers to separate accounts                                                (254.7)       (343.7)
   Other, net                                                                         257.1         289.9
                                                                                  ---------------------------
                           NET CASH PROVIDED FROM OPERATIONS                          218.0         (23.5)
                                                                                  ---------------------------

Cash flows used in investing activities:
   Bond purchases                                                                    (305.5)       (143.7)
   Bond sales                                                                         128.1          41.3
   Bond maturities and scheduled redemptions                                           36.6          38.9
   Bond prepayments                                                                     7.9           8.0
   Stock purchases                                                                     (1.9)         (0.2)
   Proceeds from stock sales                                                            1.4           3.6
   Real estate purchases                                                               (0.1)         (1.5)
   Real estate sales                                                                    0.0          17.9
   Other invested assets purchases                                                     (2.0)         (4.5)
   Proceeds from the sale of other invested assets                                      0.0           0.0
   Mortgage loans issued                                                              (49.7)        (39.4)
   Mortgage loan repayments                                                            14.5          11.4
   Other, net                                                                         (15.8)         75.1
                                                                                  ---------------------------
                           NET CASH USED IN INVESTING ACTIVITIES                     (186.5)          6.9
                                                                                  ---------------------------

Cash flows from financing activities:
   Net increase (decrease) in short-term note payable                                  (0.0)        (10.7)
                                                                                  ---------------------------
                 NET CASH PROVIDED FROM FINANCING ACTIVITIES                           (0.0)        (10.7)
                                                                                  ---------------------------


                 INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS            31.5         (27.3)
Cash and temporary cash investments at beginning of year                              250.1          19.9
                                                                                  ---------------------------

                    CASH AND TEMPORARY CASH INVESTMENTS AT THE END OF PERIOD      $   281.6      $   (7.4)
                                                                                  ===========================

See condensed notes to the financial statements (unaudited).

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                      STATEMENTS OF STOCKHOLDER'S EQUITY

                                                             Common         Paid-in       Unassigned
                                                             Stock          Capital         Deficit         Total
                                                          ---------------------------------------------------------
                                                                                 (In millions)
For the six months ended June 30, 1999
(unaudited)
Balance at January 1, 1999                                    $  2.5          $377.5         $ (49.2)        $330.8
1999 Transactions:
    Capital contribution
    Net gain                                                                                     2.3            2.3
    Net unrealized capital gains and other
      adjustments                                                                               (3.1)          (3.1)
    Other reserves and adjustments                                                              (2.2)          (2.2)
                                                            -------------------------------------------------------
Balance at June 30, 1999                                      $  2.5          $377.5         $ (52.2)        $327.8
                                                            =======================================================

For the six months ended June 30, 2000
(unaudited)
Balance at January 1, 2000                                    $  2.5          $572.4         $(177.9)        $397.0
2000 Transactions:
    Capital contribution
    Net gain                                                                                    16.8           16.8
    Net unrealized capital gains and other
      adjustments                                                                               (2.0)          (2.0)
    Other reserves and adjustments                                                              (0.3)          (0.3)
                                                            -------------------------------------------------------
Balance at June  30, 2000                                     $  2.5          $572.4         $(163.4)        $411.5
                                                            =======================================================

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Item 2   Management's Discussion and Analysis

                      MANAGEMENT DISCUSSION AND ANALYSIS

Financial condition

         During the past six months, JHVLICO's total assets grew primarily due to the growth in the total assets of the JHVLICO's separate accounts. Likewise, its total obligations grew. Total stockholder's equity also grew during this period. The following chart shows a percentage growth in total assets, total obligations and total stockholder's equity for the six-month period ended June 30, 2000:

                                                              June 30,         December  31,
                                                                2000              1999
                                                                ----              ----
                                                                   (in millions)               % change
----------------------------------------------------------------------------------------------------------
Total assets  -  JHVLICO                                      $ 11,116.6        $ 10,613.0     4.7%
----------------------------------------------------------------------------------------------------------
Total assets  -  JHVLICO separate accounts                    $  8,569.0        $  8,268.2     3.6%
----------------------------------------------------------------------------------------------------------
Total obligations - JHVLICO                                   $ 10,705.1        $ 10,216.0     4.8%
----------------------------------------------------------------------------------------------------------
Total obligations - JHVLICO separate accounts                 $  8,562.1        $  8,261.6     3.6%
----------------------------------------------------------------------------------------------------------
Total stockholder's equity                                    $    411.5        $    397.0     3.7%
----------------------------------------------------------------------------------------------------------

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

JHVLICO invests new money predominantly in long-term investment grade corporate bonds. As a result, 85.7% of JHVLICO's general account bonds were investment grade bonds, and 10.3% were medium grade bonds as of June 30, 2000. The corresponding percentages as of December 31, 1999, were 86.0% and 9.8%, respectively. For medium grade bonds, JHVLICO invests mostly in private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. As of June 30, 2000, the remaining 4.0% of JHVLICO's total general account bonds consisted of lower grade bonds and bonds in default. Bonds in default represent 0.7% of JHVLICO's general account bonds.

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

         JHVLICO has outstanding commitments to purchase long-term bonds and issue real estate mortgages totaling $29.7 million and $26.9 million, respectively, at June 30, 2000. The corresponding amounts at December 31, 1999 were $15.4 million and $3.5 million, respectively. JHVLICO monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. If funded, loans related to real estate mortgages would be fully collateralized by the related properties. The majority of the commitments at June 30, 2000 expire in 2000.

Reserves and obligations

         JHVLICO's obligations consist primarily of aggregate reserves for life and annuity policies and contracts. As of June 30, 2000, JHVLICO's general account reserves totaled $2,048.1 million and its separate account obligations totaled $8,562.1 million. As of December 31, 1999, the corresponding amounts were $1,866.6 million and $8,261.6 million, respectively. JHVLICO computes these liabilities in accordance with commonly accepted actuarial standards. Its actuarial assumptions are in accordance with, or more conservative than, those called for in state regulations. Total reserves meet the requirements of Massachusetts insurance laws.

         Every year, JHVLICO performs reserve adequacy testing, usually during the fourth quarter. Intensive asset adequacy testing was performed in 1999 for the vast majority of reserves. During 2000 and 1999, JHVLICO made no refinements to reserves.

         JHVLICO's investment reserves include the asset valuation reserve ("AVR"), and interest maintenance reserve ("IMR") required by the National Association of Insurance Commissioners "NAIC" and state insurance regulatory authorities. The AVR stabilizes statutory surplus from non-interest related fluctuations in the market value of bonds, stocks, mortgage loans, real estate and other invested assets. The AVR generally captures realized and unrealized capital gains or losses on such assets, other than those resulting from interest rate changes.

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

         JHVLICO includes the AVR in its obligations. Its AVR was $19.3 million at June 30, 2000, and $23.1 million as of December 31, 1999. During 1998, JHVLICO made a voluntary contribution of $0.7 million to the AVR. Such contributions may result in a slower rate of growth of, or a reduction to, stockholder's equity. During 2000 and 1999, there have been no voluntary contributions to the AVR. Changes in the AVR are accounted for as direct increases or decreases in stockholder's equity. The impact of the AVR on JHVLICO's stockholder's equity position will depend, in part, on JHVLICO's investment portfolio.

          The IMR captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. JHVLICO does not reflect these amounts in its stockholder equity account but amortizes them into net investment income over the estimated remaining lives of the investments disposed. At June 30, 2000 and December 31, 1999, JHVLICO's IMR balance was $5.5 million and $7.4 million, respectively. The impact of the IMR on JHVLICO's stockholder's equity depends upon the amount of future interest related capital gains and losses on fixed income investments.

Results of operations

         For the six months ending June 30, 2000, net gain from operations, before net realized capital losses, totaled $16.3 million, a $13.0 million increase over the same period during 1999. For the quarter ending June 30, 2000, net gain from operations, before net realized capital losses, totaled $4.3 million, a $4.4 million increase over the same period during 1999. The increase in the net gain is due principally to continued growth in the annuity line of business within JHVLICO. This line of business had a growth in net gain of $15.5 million principally due to higher separate account fees. A continued overall reduction to the Company's expenses of providing service to policyholders further increased the operating gain.

         For the six months ending June 30, 2000, total revenues increased by 4.4% (or $34.0 million) to $812.5 million as compared to the same period during 1999. For the quarter ending June 30, 2000, total revenues increased by 8.5% (or $32.1 million) to $409.2 million as compared to the same period during 1999. For the six months ending June 30, 2000, premium, net of premium ceded to reinsurers, increased by 7.7% (or $34.8 million) to $487.0 million as compared to the same period during 1999. For the quarter ending June 30, 2000, premium, net of premium ceded to reinsurers, increased by 11.9% (or $27.1 million) to $255.7 million as compared to the same period during 1999. For the six months ending June 30, 2000, net investment income increased by 28.9% (or $18.6 million) to $83.0 million as compared to the same period during 1999. For the quarter ending June 30, 2000, net investment income increased by 36.1% (or $11.5 million) to $43.4 million as compared to the same period during 1999. These increases are primarily due to an $8.6 million, and a $4.4 million increase in gross income on short-term bonds for the six and three month period ended June 30, 2000, respectively. These increases can both be attributed to an increased liquid asset base. For the six months ending June 30, 2000, and for the quarter ending June 30, 2000, other income decreased by $19.4 million and $6.5 million respectively compared to the same periods in 1999. These decreases were primarily attributable to the decrease in commission and expense allowances, and reserve adjustments on reinsurance ceded.

         For the six months ending June 30, 2000, total benefits and expenses increased by 0.5% (or $3.7 million) to $779.3 million as compared to the same period during 1999. For the quarter ending June 30, 2000, total benefits and expenses increased by 3.7% (or $14.1 million) to $392.7 million as compared to the same period during 1999. For the six months ending June 30, 2000, benefit payments and additions to reserves increased by 0.1% (or $0.9 million) to $612.1 million as compared to the same period during 1999. For the quarter ending June 30, 2000, benefit payments and additions to reserves increased by 4.7% (or $13.9 million) to $306.6 million as compared to the same period during 1999. For the six months ending June 30, 2000, insurance expenses increased by 0.3% (or $0.4 million) to $153.9 million as compared to the same period during 1999. For the quarter ending June 30, 2000, insurance expenses increased by 3.3% (or $2.6 million) to $80.4 million as compared to the same period during 1999. This consists of a $19.5 million increase in commission expenses resulting from the sale of new and renewal business, and a $19.1 million decrease in expense due to lower systems expense (less Y2K and demutualization systems expense in 2000).

Liquidity and capital resources

         JHVLICO's liquidity resources for the period ending June 30, 2000 and December 31, 1999 were as follows:

                                                                  June 30,      December  31,
                                                                   2000             1999
                                                                   ----             ----
           Type of investment                                         (in millions)
          ------------------------------------------------------------------------------------
          Cash and short-term investments                         $281.6             $250.1
          ------------------------------------------------------------------------------------
          Public bonds                                            $672.3             $454.1
          ------------------------------------------------------------------------------------
          Investment grade private placement bonds                $547.3             $609.4
          ------------------------------------------------------------------------------------

In addition, JHVLICO's separate accounts assets are highly liquid and available to meet most outflow needs for variable life insurance.

         JHVLICO's management believes the liquidity resources above of $1,501.2 million as of June 30, 2000, strongly position JHVLICO to meet all its obligations to policyholders and others. Funds provided by normal operations generally satisfy JHVLICO's financing needs. There were no outstanding borrowings as of June 30, 2000 and December 31, 1999.

         Total surplus, also known as stockholder's equity, plus the AVR, amounted to $430.8 million as of June 30, 2000, and $420.1 million as of December 31, 1999. The current statutory accounting treatment of taxes for deferred acquisition costs ("DAC taxes") currently results in a reduction to JHVLICO's surplus. This reduction will persist during periods of growth in new business. DAC taxes result from federal income tax law that approximates acquisition expenses, and then spreads the corresponding tax deduction over a period of years. As a result, the DAC tax is collected immediately and subsequently returned through tax deductions in later years.

         Since it began operations, JHVLICO has received a total of $576.7 million in capital contributions from the John Hancock Life Insurance Company ("John Hancock"), its parent company, of which $572.4 million is credited to paid-in capital and $2.5 million was credited to capital stock as of June 30, 2000. In 1993, JHVLICO returned $1.8 million of capital to John Hancock. To support JHVLICO's operations, for the indefinite future, John Hancock will continue to make capital contributions, if necessary, to ensure that JHVLICO maintains a stockholder's equity of at least $1.0 million. JHVLICO's stockholder's equity, net of unassigned deficit, amounted to $411.5 million at June 30, 2000, and $397.0 million at December 31, 1999.

         During 1997, John Hancock entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, John Hancock specifically denied any wrongdoing. During 1999, JHVLICO recorded a $194.9 million reserve, through a direct charge to its unassigned deficit, representing JHVLICO's share of the settlement and John Hancock contributed $194.9 million of capital to JHVLICO. The reserve held at June 30, 2000 amounted to $123.9 million and is based on a number of factors, including the estimated number of claims, the expected type of relief to be sought by class members (general relief or alternative dispute resolution), the estimated cost per claim and the estimated costs to administer the claims.

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

         In December 1992, the NAIC approved risk-based capital ("RBC") standards for life insurance companies. It also approved a model act (the "RBC Model Act") to apply such standards at the state level. The RBC Model Act requires life insurers to submit an annual RBC report comparing JHVLICO's total adjusted capital (statutory surplus plus AVR, voluntary investment reserves, and one-half the apportioned dividend liability) with its risk-based capital as calculated by an RBC formula. The formula takes into account the risk characteristics of the Company's investments and products. Insurance regulators use the formula as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action, not as a means to rank insurers. As of June 30, 2000, JHVLICO's total adjusted capital as defined by the NAIC was well in excess of the RBC standards.

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

     As of June 30, 2000, there have been no material changes to the interest rate exposures as reported in the Company's 1999 Form 10-K Annual Report.

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

Foreign Currency Risk

     Foreign currency risk is the risk that JHVLICO will incur economic losses due to adverse changes in foreign currency exchange rates. JHVLICO holds certain fixed income securities that are denominated in foreign currencies. Company policy requires that we use derivatives to hedge the foreign currency risk of these instruments (both interest payments and the final maturity payment). As of June 30, 2000, there has been no material change in the composition of the Company's foreign currency risk exposure. For further discussion of foreign currency risk exposure, please refer to the Company's 1999 Form 10-K Annual Report.

Effects of Inflation

     JHVLICO does not believe that inflation has had a material effect on the results of its operations except insofar as inflation may affect interest rates.

                                    PART II

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

                                   John Hancock Variable Life Insurance Company
                                   (Registrant)

Date: August 11, 2000              /s/ Thomas J. Lee
                                   -----------------
                                   Thomas J. Lee
                                   Vice President


Date: August 11, 2000              /s/ Patrick J. Gill
                                   --------------------
                                   Patrick J. Gill
                                   Controller