Form 10-Q
period 2000-09-30
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2000-11-14
CIK 755110

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                        ----------------------

                               FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000         Commission File No. 33-62895
   ------------------------------------------------------------------

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

Class                               Shares Outstanding at September 30, 2000
-----                               ----------------------------------------
Common stock, $50 par value               50,000

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                  --------------------------------------------
                                   FORM 10-Q

                      FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS


PART I.

FINANCIAL INFORMATION

                                                                        Page
Item 1. Unaudited Financial Statements

   Statements of Financial Position as of September 30,
   2000 and December 31, 1999 ...........................................  1

   Statements of Operations and Unassigned Deficit
   for the Three and Nine Months Ended September 30, 2000 and 1999 ......  2

   Statements of Cash Flows for the Nine Months
   Ended September 30, 2000 and 1999 ....................................  3

   Statements of Stockholder's Equity for the
   Nine Months Ended September 30, 2000 and 1999 ........................  4

   Condensed Notes to Financial Statements ..............................  5

Item 2. Management's Discussion and Analysis ............................  6

Item 3. Quantitative an Qualitative Disclosures
           About Market Risk ............................................ 11
PART II.

OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K ................................ 13

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION

                                                                                      (Unaudited)
                                                                             September 30      December 31
                                                                                 2000             1999
                                                                          ------------------------------------
                                                                                     (In millions)
ASSETS
    Bonds                                                                      $1,378.1          $1,216.3
    Preferred stocks                                                               40.9              35.9
    Common stocks                                                                   1.9               3.2
    Investment in affiliates                                                       81.5              80.7
    Mortgage loans on real estate                                                 478.2             433.1
    Real estate                                                                    24.7              25.0
    Policy loans                                                                  205.3             172.1
    Cash Items:
      Cash in banks                                                                 7.7              27.2
      Temporary cash investments                                                  242.6             222.9
                                                                           -----------------------------------
                                                                                  250.3             250.1

    Premiums due and deferred                                                      33.4              29.9
    Investment income due and accrued                                              45.6              33.2
    Other general account assets                                                   27.9              65.3
    Assets held in separate accounts                                            8,618.1           8,268.2
                                                                           -----------------------------------
                                                          TOTAL ASSETS        $11,185.9         $10,613.0
                                                                           ===================================

OBLIGATIONS AND STOCKHOLDER'S EQUITY

OBLIGATIONS
    Policy reserves                                                            $2,116.9          $1,866.6
    Federal income and other taxes payable                                         29.8              67.3
    Other general account obligations                                             209.8             219.0
    Transfers from separate account, net                                         (232.7)           (221.6)
    Asset valuation reserve                                                        22.4              23.1
    Obligations related to separate accounts                                    8,611.2           8,261.6
                                                                           -----------------------------------
                                                     TOTAL OBLIGATIONS         10,757.4          10,216.0

STOCKHOLDER'S EQUITY
    Common Stock, $50 par value; authorized 50,000
      shares; issued and outstanding 50,000 shares                                  2.5               2.5
    Paid-in capital                                                               572.4             572.4
    Unassigned deficit                                                           (146.4)           (177.9)
                                                                           -----------------------------------
                                            TOTAL STOCKHOLDER'S EQUITY            428.5             397.0
                                                                           -----------------------------------

                            TOTAL OBLIGATIONS AND STOCKHOLDER'S EQUITY        $11,185.9         $10,613.0
                                                                           ===================================

See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                 STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT


                                                                                     (Unaudited)
                                                                    Three months ended          Nine months ended
                                                                       September 30                September 30
                                                                --------------------------- ---------------------------
                                                                     2000          1999          2000          1999
                                                                     ----          ----          ----          ----

                                                                                          (In millions)
INCOME
     Premiums                                                       $217.9        $236.9        $704.9        $689.1
     Net investment income                                            45.1          35.0         128.1          99.4
     Other, net                                                      124.9         162.9         367.4         424.8
                                                                ------------- ------------- ------------- -------------
                                                                     387.9         434.8       1,200.4       1,213.3

BENEFITS AND EXPENSES
     Payments to policyholders and beneficiaries                      86.1          91.5         268.5         265.9
     Additions to reserves to provide for future
       payments to policyholders and beneficiaries                   189.3         223.0         619.0         659.8
     Expenses of providing service to
       policyholders and obtaining new
       insurance                                                      85.1          71.8         239.0         225.3
     State and miscellaneous taxes                                     3.2           5.0          16.5          15.9
                                                                ------------- ------------- ------------- -------------
                                                                     363.7         391.3       1,143.0       1,166.9
                                                                ------------- ------------- ------------- -------------

                       GAIN FROM OPERATIONS BEFORE
                      FEDERAL INCOME TAXES AND NET
                   REALIZED CAPITAL GAINS (LOSSES)                    24.2          43.5          57.4          46.4

Federal income taxes                                                   2.8          20.8          19.7          20.4
                                                                ------------- ------------- ------------- -------------
                   GAIN FROM OPERATIONS BEFORE NET
                   REALIZED CAPITAL GAINS (LOSSES)                    21.4          22.7          37.7          26.0


Net realized capital gains (losses)                                   (1.0)          1.4          (0.5)          0.4
                                                                ------------- ------------- ------------- -------------
                                        NET INCOME                    20.4          24.1          37.2          26.4

Unassigned deficit at beginning of period                           (163.4)        (52.2)       (177.9)        (49.2)
Net unrealized capital gains (losses) and
  other adjustments                                                   (3.2)        ( 0.4)         (5.2)        ( 3.5)
Provision for litigation reserve                                       0.0        (194.9)          0.0        (194.9)
Other reserves and adjustments                                        (0.2)        ( 1.0)       (  0.5)         (3.2)
                                                                ------------- ------------- ------------- -------------

          UNASSIGNED DEFICIT AT END OF PERIOD                     $ (146.4)     $ (224.4)    $  (146.4)     $ (224.4)
                                                                ============= ============= ============= =============




See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS

                                                                                         (Unaudited)
                                                                                      Nine months ended
                                                                                         September 30
                                                                                  ---------------------------
                                                                                      2000          1999
                                                                                      ----          ----
                                                                                        (In millions)
Cash flows from operating activities:
   Insurance premiums                                                               $ 709.2       $ 691.1
   Net investment income                                                              115.4          92.1
   Benefits to policyholders and beneficiaries                                      ( 249.3)       (358.0)
   Dividends paid to policyholders                                                  (  19.5)      (  19.0)
   Insurance expenses and taxes                                                      (264.8)       (268.1)
   Net transfers to separate accounts                                                (379.5)       (519.4)
   Other, net                                                                         317.4         386.7
                                                                                  ------------- -------------
                                           NET CASH PROVIDED FROM OPERATIONS          228.9           5.4
                                                                                  ------------- -------------

Cash flows used in investing activities:
   Bond purchases                                                                    (386.2)       (194.8)
   Bond sales                                                                         140.4          61.2
   Bond maturities and scheduled redemptions                                           56.7          57.5
   Bond prepayments                                                                    23.8          16.6
   Stock purchases                                                                   (  5.9)       (  1.2)
   Proceeds from stock sales                                                            1.4           3.6
   Real estate purchases                                                             (  0.3)       (  1.9)
   Real estate sales                                                                    0.1          17.8
   Other invested assets purchases                                                     (3.6)       (  4.5)
   Proceeds from the sale of other invested assets                                      0.9           0.0
   Mortgage loans issued                                                            (  71.7)       ( 48.0)
   Mortgage loan repayments                                                            26.1          19.6
   Other, net                                                                         (10.4)         13.3
                                                                                  ------------- -------------
                                       NET CASH USED IN INVESTING ACTIVITIES         (228.7)        (60.8)
                                                                                  ------------- -------------

Cash flows from financing activities:
   Capital contribution                                                                 0.0         170.4
   Net increase (decrease) in short-term note payable                                   0.0         (62.1)
                                                                                  ------------- -------------
                                 NET CASH PROVIDED FROM FINANCING ACTIVITIES            0.0         108.3
                                                                                  ------------- -------------


                                   INCREASE (DECREASE) IN CASH AND TEMPORARY
                                                            CASH INVESTMENTS            0.2          52.9
Cash and temporary cash investments at beginning of year                              250.1          19.9
                                                                                  ------------- -------------

                                         CASH AND TEMPORARY CASH INVESTMENTS
                                                        AT THE END OF PERIOD      $   250.3      $   72.8
                                                                                  ============= =============

See condensed notes to the financial statements (unaudited).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY



                                                             Common         Paid-in       Unassigned
                                                             Stock          Capital         Deficit         Total
                                                         --------------- --------------- -------------- ---------------
                                                                                 (In millions)
For the nine months ended September 30, 1999
(unaudited)
Balance at January 1, 1999                                    $  2.5          $377.5          $(49.2)        $330.8
1999 Transactions:
    Capital contribution                                                       170.4                          170.4
    Net income                                                                                  26.4           26.4
    Net unrealized capital gains and other
      adjustments                                                                             (  3.5)        (  3.5)
    Provision for litigation reserve                                                          (194.9)        (194.9)
    Other reserves and adjustments                                                            (  3.2)        (  3.2)
                                                         --------------- --------------- -------------- ---------------
Balance at September 30, 1999                                 $  2.5          $547.9         $(224.4)        $326.0
                                                         =============== =============== ============== ===============

For the nine months ended September 30, 2000
(unaudited)
Balance at January 1, 2000                                    $  2.5          $572.4         $(177.9)        $397.0
2000 Transactions:
    Capital contribution
    Net income                                                                                  37.2           37.2
    Net unrealized capital gains and other
      adjustments                                                                               (5.2)          (5.2)
    Provision for litigation reserve                                                             0.0            0.0
    Other reserves and adjustments                                                            (  0.5)        (  0.5)
                                                         --------------- --------------- -------------- ---------------
Balance at September  30, 2000                                $  2.5          $572.4         $(146.4)        $428.5
                                                         =============== =============== ============== ===============


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS


                       MANAGEMENT DISCUSSION AND ANALYSIS

Financial condition

         During the past nine months, JHVLICO's total assets grew primarily due to the growth in the total assets of the JHVLICO's separate accounts. Likewise, its total obligations grew. Total stockholder's equity also grew during this period. The following chart shows a percentage growth in total assets, total obligations and total stockholder's equity for the nine-month period ended September 30, 2000:

                                                                September 30,   December  31,
                                                                   2000             1999
                                                                   ----             ----
                                                                       (in millions)             % change
------------------------------------------------------------- ----------------- ----------------- -----------
Total assets  -  JHVLICO                                      $ 11,185.9        $ 10,613.0         5.4%
------------------------------------------------------------- ----------------- ----------------- -----------
Total assets  -  JHVLICO separate accounts                    $  8,618.1        $  8,268.2         4.2%
------------------------------------------------------------- ----------------- ----------------- -----------
Total obligations - JHVLICO                                   $ 10,757.4        $ 10,216.0         5.3%
------------------------------------------------------------- ----------------- ----------------- -----------
Total obligations - JHVLICO separate accounts                 $  8,611.2        $  8,261.6         4.2%
------------------------------------------------------------- ----------------- ----------------- -----------
Total stockholder's equity                                    $    428.5        $    397.0         7.9%
------------------------------------------------------------- ----------------- ----------------- -----------

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

JHVLICO invests new money predominantly in long-term investment grade corporate bonds. As a result, 84.3% of JHVLICO's general account bonds were investment grade bonds, and 11.1% were medium grade bonds as of September 30, 2000. The corresponding percentages as of December 31, 1999, were 86.0% and 9.8%, respectively. For medium grade bonds, JHVLICO invests mostly in private placements that provide long-term financing for medium size companies. These bonds typically are protected by individually negotiated financial covenants and/or collateral. As of September 30, 2000, the remaining 4.6% of JHVLICO's total general account bonds consisted of lower grade bonds and bonds in default. Bonds in default represent 1.1% of JHVLICO's general account bonds.

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

         JHVLICO has outstanding commitments to purchase long-term bonds, other invested assets and issue real estate mortgages totaling $22.8 million, $8.2 million and $15.3 million, respectively, at September 30, 2000. The corresponding amounts at December 31, 1999 were $15.4 million, $0.0 million and $3.5 million, respectively. JHVLICO monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. If funded, loans related to real estate mortgages would be fully collateralized by the related properties. Most of the commitments at September 30, 2000 expire in 2000 and 2001.

Reserves and obligations

         JHVLICO's obligations consist primarily of aggregate reserves for life and annuity policies and contracts. As of September 30, 2000, JHVLICO's general account reserves totaled $2,116.9 million and its separate account obligations totaled $8,611.2 million. As of December 31, 1999, the corresponding amounts were $1,866.6 million and $8,261.6 million, respectively. JHVLICO computes these liabilities in accordance with commonly accepted actuarial standards. Its actuarial assumptions are in accordance with, or more conservative than, those called for in state regulations. Total reserves meet the requirements of Massachusetts insurance laws.

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

         JHVLICO includes the AVR in its obligations. Its AVR was $22.4 million at September 30, 2000, and $23.1 million as of December 31, 1999. During 1998, JHVLICO made a voluntary contribution of $0.7 million to the AVR. Such contributions may result in a slower rate of growth of, or a reduction to, stockholder's equity. During 2000 and 1999, there have been no voluntary contributions to the AVR. Changes in the AVR are accounted for as direct increases or decreases in stockholder's equity. The impact of the AVR on JHVLICO's stockholder's equity position will depend, in part, on JHVLICO's investment portfolio.

          The IMR captures realized capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from changes in interest rate levels. JHVLICO does not reflect these amounts in its stockholder equity account but amortizes them into net investment income over the estimated remaining lives of the investments disposed. At September 30, 2000 and December 31, 1999, JHVLICO's IMR balance was $6.0 million and $7.4 million, respectively. The impact of the IMR on JHVLICO's stockholder's equity depends upon the amount of future interest related capital gains and losses on fixed income investments.

Results of operations

         For the nine months ending September 30, 2000, net gain from operations, before net realized capital losses, totaled $37.7 million, an $11.7 million increase over the same period during 1999. For the quarter ending September 30, 2000, net gain from operations, before net realized capital losses, totaled $21.4 million, a $1.3 million decrease compared to the same period during 1999. The nine-month increase in net gain is principally due to positive results in the life insurance line of business within JHVLICO. This line of business had a growth in net gain of $11.9 million. Increased separate account fees and a continued overall reduction to the Company's expenses of providing service to policyholders further increased the operating gain. The quarter ending decrease is primarily due to a 1999 $14.6 million pre-tax expense reimbursement adjustment under a modified coinsurance agreement in the variable annuity line of business. This occurred during the quarter ending September 30, 1999, which has not recurred during the quarter ending September 30, 2000.

         For the nine months ending September 30, 2000, total revenues decreased by 1.1% (or $12.9 million) to $1,200.4 million as compared to the same period during 1999. For the quarter ending September 30, 2000, total revenues decreased by 10.8% (or $46.9 million) to $387.9 million as compared to the same period during 1999. For the nine months ending September 30, 2000, premium, net of premium ceded to reinsurers, increased by 2.3% (or $15.8 million) to $704.9 million as compared to the same period during 1999. For the quarter ending September 30, 2000, premium, net of premium ceded to reinsurers, decreased by 8.0% (or $19.0 million) to $217.9 million as compared to the same period during 1999. For the nine months ending September 30, 2000, net investment income increased by 28.9% (or $28.7 million) to $128.1 million as compared to the same period during 1999. For the quarter ending September 30, 2000, net investment income increased by 28.9% (or $10.1 million) to $45.1 million as compared to the same period during 1999. These increases are primarily due to a $12.6 million, and a $4.0 million increase in gross income on short-term bonds for the nine and three month period ended September 30, 2000, respectively. These increases can both be attributed to an increased liquid asset base. For the nine months ending September 30, 2000, and for the quarter ending September 30, 2000, other income decreased by $57.4 million and $38.0 million respectively compared to the same periods in 1999. These decreases were primarily attributable to the decrease in commission and expense allowances, and reserve adjustments on reinsurance ceded.

         For the nine months ending September 30, 2000, total benefits and expenses decreased by 2.0% (or $23.9 million) to $1,143.0 million as compared to the same period during 1999. For the quarter ending September 30, 2000, total benefits and expenses decreased by 7.1% (or $27.6 million) to $363.7 million as compared to the same period during 1999. For the nine months ending September 30, 2000, benefit payments and additions to reserves decreased by 4.1% (or $38.2 million) to $887.5 million as compared to the same period during 1999. For the quarter ending September 30, 2000, benefit payments and additions to reserves decreased by 12.4% (or $39.1 million) to $275.4 million as compared to the same period during 1999. For the nine months ending September 30, 2000, insurance expenses increased by 6.1% (or $13.7 million) to $239.0 million as compared to the same period during 1999. For the quarter ending September 30, 2000, insurance expenses increased by 18.5% (or $13.3 million) to $85.1 million as compared to the same period during 1999. This consists of a $27.4 million increase in commission expenses resulting from the sale of new and renewal business, and a $13.7 million decrease in expense due to lower systems expense (less Y2K and demutualization systems expense in 2000).

Liquidity and capital resources

         JHVLICO's liquidity resources for the period ending September 30, 2000 and December 31, 1999 were as follows:

                                                                    September 30,  December  31,
                                                                        2000          1999
                                                                        ----          ----
           Type of investment                                               (in millions)
          ------------------------------------------------------- --------------- ---------------
          Cash and short-term investments                         $250.3             $250.1
          ------------------------------------------------------- --------------- ---------------
          Public bonds                                            $709.0             $454.1
          ------------------------------------------------------- --------------- ---------------
          Investment grade private placement bonds                $522.6             $609.4
          ------------------------------------------------------- --------------- ---------------

In addition, JHVLICO's separate accounts assets are highly liquid and available to meet most outflow needs for variable life insurance.

         JHVLICO's management believes the liquidity resources above of $1,481.9 million as of September 30, 2000, strongly position JHVLICO to meet all its obligations to policyholders and others. Funds provided by normal operations generally satisfy JHVLICO's financing needs. There were no outstanding borrowings as of September 30, 2000 and December 31, 1999.

         Total surplus, also known as stockholder's equity, plus the AVR, amounted to $450.9 million as of September 30, 2000, and $420.1 million as of December 31, 1999. The current statutory accounting treatment of taxes for deferred acquisition costs ("DAC taxes") currently results in a reduction to JHVLICO's surplus. This reduction will persist during periods of growth in new business. DAC taxes result from federal income tax law that approximates acquisition expenses, and then spreads the corresponding tax deduction over a period of years. As a result, the DAC tax is collected immediately and subsequently returned through tax deductions in later years.

         Since it began operations, JHVLICO has received a total of $576.7 million in capital contributions from the John Hancock Life Insurance Company ("John Hancock"), its parent company, of which $572.4 million is credited to paid-in capital and $2.5 million was credited to capital stock as of September 30, 2000. In 1993, JHVLICO returned $1.8 million of capital to John Hancock. To support JHVLICO's operations, for the indefinite future, John Hancock will continue to make capital contributions, if necessary, to ensure that JHVLICO maintains a stockholder's equity of at least $1.0 million. JHVLICO's stockholder's equity, net of unassigned deficit, amounted to $428.5 million at September 30, 2000, and $397.0 million at December 31, 1999.

         During 1997, John Hancock entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, John Hancock specifically denied any wrongdoing. During 1999, JHVLICO recorded a $194.9 million reserve, through a direct charge to its unassigned deficit, representing JHVLICO's share of the settlement and John Hancock contributed $194.9 million of capital to JHVLICO. The reserve held at September 30, 2000 amounted to $121.2 million and is based on a number of factors, including the estimated number of claims, the expected type of relief to be sought by class members (general relief or alternative dispute resolution), the estimated cost per claim and the estimated costs to administer the claims.

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

         In December 1992, the NAIC approved risk-based capital ("RBC") standards for life insurance companies. It also approved a model act (the "RBC Model Act") to apply such standards at the state level. The RBC Model Act requires life insurers to submit an annual RBC report comparing JHVLICO's total adjusted capital (statutory surplus plus AVR, voluntary investment reserves, and one-half the apportioned dividend liability) with its risk-based capital as calculated by an RBC formula. The formula takes into account the risk characteristics of the Company's investments and products. Insurance regulators use the formula as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action, not as a means to rank insurers. As of September 30, 2000, JHVLICO's total adjusted capital as defined by the NAIC was well in excess of the RBC standards.

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

     As of September 30, 2000, there have been no material changes to the interest rate exposures as reported in the Company's 1999 Form 10-K Annual Report.

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

Foreign Currency Risk

     Foreign currency risk is the risk that JHVLICO will incur economic losses due to adverse changes in foreign currency exchange rates. JHVLICO holds certain fixed income securities that are denominated in foreign currencies. Company policy requires that we use derivatives to hedge the foreign currency risk of these instruments (both interest payments and the final maturity payment). As of September 30, 2000, there has been no material change in the composition of the Company's foreign currency risk exposure. For further discussion of foreign currency risk exposure, please refer to the Company's 1999 Form 10-K Annual Report.

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

                         John Hancock Variable Life Insurance Company
                         (Registrant)


Date: November 14, 2000  /s/ Thomas J. Lee
                         -----------------
                         Thomas J. Lee
                         Vice President


Date: November 14, 2000  /s/ Patrick J. Gill
                         --------------------
                         Patrick J. Gill
                         Controller