Form 10-K405
period 2000-12-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2001-03-29
CIK 755110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10K and is therefore filing this Form with the reduced disclosure format.

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000
                          COMMISSION FILE NO. 33-62895

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                            04-2664016
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              200 Clarendon Street
                           Boston, Massachusetts 02117
                                 (617) 572-6000

                        (Address, including zip code, and
                    telephone number, including area code, of Registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
           -----------------------------------------------------------
                                (Title of class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
           -----------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Title of each class                          Shares Outstanding
Common Stock, $50.00 par value                           50,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

CONTENTS

   FORWARD-LOOKING STATEMENTS .............................................    1

PART I ....................................................................    2

   ITEM 1. BUSINESS OF JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY .......    2
   ITEM 2. PROPERTIES .....................................................    4
   ITEM 3. LEGAL PROCEEDINGS ..............................................    4
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............    5

PART II ...................................................................    5

   ITEM 5. MARKET FOR JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY COMMON
   STOCK AND RELATED STOCKHOLDER MATTERS ..................................    6
   ITEM 6. SELECTED FINANCIAL DATA ........................................    6
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF SEGMENT OPERATIONS ..........................................    6
   ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK ....   18
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................   22
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE ...................................................   72

PART III ..................................................................   72

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK VARIABLE LIFE
   INSURANCE COMPANY ......................................................   72
   ITEM 11. EXECUTIVE COMPENSATION ........................................   72
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    72
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   72

PART IV ...................................................................   72

   ITEM 14. Exhibits, Financial Statements, Schedules and Reports
   on Form 8-K ............................................................   72

FORWARD-LOOKING STATEMENTS

      The statements, analyses, and other information contained herein relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company and may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products, (2) elimination of Federal tax benefits for our products and other changes in laws and regulations (including in particular the possible amendment or repeal of the Federal Estate Tax) which the Company expects would adversely affect sales of our insurance and investment advisory products, (3) we face increasing competition in our retail business from mutual fund companies, banks and investment management firms as well as from other insurance companies, (4) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance and variable annuity business, (5) our life insurance sales are highly dependent on a third party distribution relationship, (6) customers may not be responsive to new or existing products or distribution channels, (7) interest rate volatility may adversely affect our profitability, (8) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies, (9) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected, (10) we face risks relating to our investment portfolio, (11) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes, (12) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments, (13) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect the statutory surplus of John Hancock Variable Life Insurance Company,
(14) we may be unable to retain personnel who are key to our business, (15) we face risks from ceded reinsurance business in respect to life insurance, and
(16) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources.

     Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the United States Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

PART I

ITEM 1. Business.

Business of John Hancock Variable Life Insurance Company

      John Hancock Variable Life insurance Company (the Company) is a stock life insurance company, organized in 1979 under the laws of the Commonwealth of Massachusetts. The Company commenced operations in 1980. Currently, the Company writes term, whole, variable and universal life insurance policies and variable annuity contracts in all states except New York. The Company is wholly-owned by John Hancock Life Insurance Company (formerly known as John Hancock Mutual Life Insurance Company, hereinafter referred to as John Hancock or the Parent) a life insurance company organized under the laws of Massachusetts in 1862. Pursuant to a Plan of Reorganization approved by the policyholders of John Hancock and the Commonwealth of Massachusetts Division of Insurance, effective February 1, 2000, John Hancock converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly-owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock changed its name to John Hancock Life Insurance Company. In addition, on February 1, 2000, John Hancock Financial Services, Inc. completed its initial public offering in which 102 million shares of common stock were issued at an initial public offering price of $17 per share. At December 31, 2000, the Company had $74.8 billion of gross life insurance in force.

      The Company markets its policies through John Hancock's sales organization, which includes a career agency system composed of company-supported independent general agencies, and various unaffiliated broker-dealers and certain financial institutions with which John Hancock and the Company have sales agreements.

      In 1993, the Company acquired Colonial Penn Annuity and Life Insurance Company and renamed it John Hancock Life Insurance Company of America. On March 5, 1998, the name was changed from John Hancock Life Insurance Company of America to Investors Partner Life Insurance Company (IPL).

Competition

      The life insurance business is highly competitive. There are approximately 1,250 stock and other types of insurers in the life/health insurance business in the United States. According to the July 24, 2000 issue of the National Underwriter, the Company ranks 102nd in terms of net premiums written during 1999, while John Hancock ranks 7th.

      Best's Press Release, dated January 30, 2001, affirms the Company's financial stability rating from A.M. Best Company, Inc. of A++, its highest, based on the strength of John Hancock and the capital guarantee discussed below. Standard & Poor's Corporation and Fitch, Inc. have assigned insurance claims-paying ability ratings to the Company of AA+ and AAA, respectively, which place the Company in the second highest and highest categories, respectively, by these rating agencies. Moody's Investors Service, Inc. has assigned the Company a financial strength rating of Aa2, which is its third highest rating.

Regulation

      The Company complies with extensive state regulation in the jurisdictions in which it does business. This extensive state regulation along with proposals to adopt a federal regulatory framework may in the future adversely affect the Company's ability to sustain adequate returns. The Company's business also could be adversely affected by changes in state law relating to asset and reserve valuation requirements, limitations on investments and risk-based capital requirements, and, at the Federal level, laws and regulations that may affect certain aspects of the insurance industry.

      States levy assessments against John Hancock companies as a result of participation in various types of state guaranty associations, state insurance pools for the uninsured or other arrangements.

      Regulators have discretionary authority to limit or prohibit an insurer from issuing new business to policyholders if the regulators determine that such insurer is not maintaining minimum statutory surplus or capital or further transaction of business would be hazardous to the policyholders.

      Based upon their current or anticipated levels of statutory surplus and the volume of their new sales, the Company and its affiliate do not believe regulations will limit their issuance of new insurance business.

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

      On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 was signed into law, implementing fundamental changes in the regulation of the financial services industry in the United States. The act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under the act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer, and the act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker.

      Until the passage of the Gramm-Leach-Bliley Act, the Glass-Steagall Act of 1933, as amended, had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurance companies. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurance companies may materially adversely affect all of our product lines by substantially increasing the number, size and financial strength of potential competitors.

      Moreover, the United States Supreme Court held in 1995 in Nationsbank of North Carolina v. Variable Annuity Life Insurance Company that annuities are not insurance for purposes of the National Bank Act. Although the effect of these developments on us and our competitors is uncertain, both the persistency of our existing products and our ability to sell new products may be materially impacted by these developments in the future.

ITEM 1A. Executive Officers of the Registrant

The names of the executive officers of John Hancock Variable Life Insurance Company and their respective positions, as of March 20, 2001:

NAME                       POSITION
David F. D'Alessandro      Chairman
Michele G. Van Leer        Vice Chairman and President
Ronald J. Bocage           Vice President and Counsel
Thomas E. Moloney          Chief Financial Officer
Earl W. Baucom             Controller

ITEM 2. Properties.

Employees and Facilities

     John Hancock provides the Company with personnel, property, and facilities for the performance of certain of the Company's corporate functions. John Hancock annually determines a fee for these services and facilities based on a number of criteria, which are revised annually to reflect continuing changes in the Company's operations. The amount of service fee charged to the Company was $164.5 million for the year ended December 31, 2000.

Transactions with John Hancock

     As indicated, property, personnel, and facilities are provided, at a service fee, by John Hancock for purposes of the Company's operations. In addition, John Hancock has contributed all of the Company's capital, of which $1.8 million of paid-in capital was returned to John Hancock during 1993. It is expected that arrangements and transactions such as the foregoing will continue in the future to an indeterminate extent. See Note 2 to our audited consolidated GAAP financial statements.

     John Hancock receives no additional compensation for its services as underwriter and distributor of the contracts issued by the Company. See Note 2 to our audited consolidated GAAP financial statements.

ITEM 3. Legal Proceedings.

     We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as a provider of insurance protection products, as well as an employer and taxpayer. In addition, state regulatory bodies, the Unites States Securities and Exchange Commission and other regulatory bodies regularly make inquiries and, from time to time conduct examinations concerning our compliance with, among other things, insurance laws and securities laws. We do not believe that the ultimate resolution of the litigation referred to above or any of these other matters that are currently pending, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Sales Practice Class Action Settlement

     Over the past several years, companies engaged in the life insurance business have faced extensive claims, including class-action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. On December 31, 1997, the United States District Court for the District of Massachusetts approved a settlement of a nationwide class action lawsuit regarding sales practices against John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc., Duhaime, et al. v. John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc. With certain limited exceptions, the class that is bound by the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1979 through December 31, 1996) had an ownership interest in one or more of our whole life, universal life or variable life insurance policies (and certain annuities) issued during the class period.

     In conjunction with this settlement, we have established a reserve that stood at $66.3 million at December 31, 2000. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by us. We will continue to update this estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at the time, and the uncertainties associated with the final claim processing and alternate dispute resolution and arbitration, the range of any additional costs related to the settlement cannot be estimated with precision. If the Company's share of the settlement increases, John Hancock will contribute additional capital to the Company so that the Company's total stockholder's equity would not be impacted.

ITEM 4. Submission of Matters to a Vote of Security Holders.

      Item omitted in accordance with General Instruction I(2)(c) of Form 10K.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Not applicable.

ITEM 6. Selected Financial Data.

      Item omitted in accordance with General Instruction I(2)(a) of Form 10K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis of financial condition and results of operations reviews our consolidated financial condition and results of operations as of, and for the year ended, December 31, 2000, respectively, and, where appropriate, factors that may affect future financial performance. Also contained herein is a review of our statutory-basis financial position and results of operations as of, and for the years ended, December 31, 2000, 1999 and 1998, respectively. These discussions should be read in conjunction with the audited consolidated GAAP-basis and statutory-basis financial statements and related notes, included elsewhere in this Form 10-K.

Forward-Looking Information

     The statements, analyses, and other information contained herein relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company and may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products, (2) elimination of Federal tax benefits for our products and other changes in laws and regulations (including in particular the possible amendment or repeal of the Federal Estate Tax) which the Company expects would adversely affect sales of our insurance and investment advisory products, (3) we face increasing competition in our retail business from mutual fund companies, banks and investment management firms as well as from other insurance companies, (4) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance and variable annuity business, (5) our life insurance sales are highly dependent on a third party distribution relationship, (6) customers may not be responsive to new or existing products or distribution channels, (7) interest rate volatility may adversely affect our profitability, (8) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies, (9) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected, (10) we face risks relating to our investment portfolio, (11) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes, , (12) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments, (13) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect the statutory surplus of John Hancock Variable Life Insurance Company,
(14) we may be unable to retain personnel who are key to our business, (15) we face risks from ceded reinsurance business in respect to life insurance,and (16) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources.

     Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the United States Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

Overview

     We are a leading life insurance company providing a broad range of products and services in one major business, the retail business, which offers insurance protection and asset gathering products and services primarily to retail consumers.

     Our GAAP revenues are derived principally from:

      o premiums on individual life insurance and annuities with life contingencies;

      o product charges from variable and universal life insurance products and annuities;

      o net investment income and realized investment gains on general account assets.

     Our GAAP expenses consist principally of insurance benefits provided to policyholders, interest credited on policyholders' general account balances, dividends to policyholders, other operating costs and expenses, which include commissions and general business expenses, net of expenses deferred, amortization of deferred policy acquisition costs, and premium and income taxes.

     Our profitability depends in large part upon: (1) the adequacy of our product pricing, which is primarily a function of competitive conditions, our ability to assess and manage trends in mortality and morbidity experience, our ability to generate investment earnings and our ability to maintain expenses in accordance with pricing assumptions and (2) the maintenance of our target spreads between the rate of earnings on our investments and rates credited on policyholders' general account balances.

     Our sales and financial results of our retail business over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, have accounted for the majority of recent increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in recent years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement.

     Premiums and deposits of our individual annuity products were $94.3 million in 2000 as compared to $231.3 million in 1999. Our variable life insurance product deposits were $853.1 million in 2000 as compared to $719.7 million in 1999.

Results of Operations

     The table below presents our consolidated results of operations for the year ended 2000 on a basis of generally accepted accounting principles (GAAP).

                                                            For the Year Ended
                                                                December 31
                                                                   2000
                                                            ------------------
                                                              (in millions)
Revenues
  Premiums ..............................................         $28.6
  Universal life and investment-
    type product charges ................................         337.1
  Net investment income .................................         213.4
  Net realized investment gains (losses), net of
    related amortization of deferred policy
    acquisition costs (1) ...............................         (10.6)
  Other revenue .........................................           0.2
                                                            ------------------

Total revenues ..........................................         568.7
                                                            ------------------

Benefits and expenses
  Benefits to policyholders .............................         248.6
     Other operating costs and expenses
 ........................................................         116.8
  Amortization of deferred
    policy acquisition costs,
    excluding amounts related
    to net realized investment gains
    (losses) (2) ........................................          34.0

   Dividends to policyholders ...........................          26.1
                                                            ------------------

    Total benefits and expenses .........................         425.5
                                                            ------------------

Income before income taxes ..............................         143.2

Income taxes ............................................          43.8
                                                            ------------------

Net income ..............................................         $99.4
                                                            ==================

(1) Net of related amortization of deferred policy acquisition costs of $3.8 million for the year ended 2000.
(2) Excluding amounts related to net realized investment losses of $3.8 million for the year ended 2000.

The table below presents our results of operations for the years ended 2000, 1999 and 1998 on a basis prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance (statutory basis).

                                                                 Year ended December 31
                                                               2000        1999        1998
                                                            --------------------------------
                                                                      (in millions)
INCOME
  Premiums                                                  $  945.5    $  950.8    $1,272.3
  Net investment income                                        176.7       136.0       122.8
  Other, net                                                   475.6       605.4       618.1
                                                            --------------------------------
                                                             1,597.8     1,692.2     2,013.2

BENEFITS AND EXPENSES
  Payments to policyholders and beneficiaries                  340.8       349.9       301.4
  Additions to reserves to provide for future payments to
   policyholders and beneficiaries                             844.4       888.8     1,360.2
  Expenses of providing service to policyholders and
   obtaining new insurance                                     363.4       314.4       274.2
  State and miscellaneous taxes                                 25.8        20.5        28.1
                                                            --------------------------------
                                                             1,574.4     1,573.6     1,963.9
                                                            --------------------------------
  GAIN FROM OPERATIONS BEFORE FEDERAL INCOME
       TAXES AND NET REALIZED CAPITAL LOSSES                    23.4       118.6        49.3

Federal income taxes                                           (18.0)       42.9        33.1
                                                            --------------------------------
            GAIN FROM OPERATIONS BEFORE NET
                     REALIZED CAPITAL LOSSES                    41.4        75.7        16.2

Net realized capital losses                                    (18.2)       (1.7)       (0.6)
                                                            --------------------------------
                                  NET INCOME                $   23.2    $   74.0    $   15.6
                                                            ================================

Reconciliation of GAAP and Statutory Financial Results for the Year Ended December 31, 2000

     GAAP basis net income was $99.4 million and statutory gain from operations was $41.4 million for the year ended December 31, 2000. Statutory gain from operations of $41.4 million does not include $3.3 million of statutory gain from operations from the Company's wholly-owned subsidiary, Investors Partner Life Insurance Company (IPL) which is accounted for on the statutory equity method of accounting. In determining statutory gain from operations of $41.4 million, certain items are either added to, or subtracted from, GAAP basis net income, as these items receive differing treatment on a GAAP and statutory basis. A discussion of these reconciling items follows.

     The most significant reconciling item was deferred acquisition costs (DAC). DAC expenses are costs associated with acquiring business that are expensed immediately for statutory purposes, but capitalized and amortized for GAAP purposes. For the year ended December 31, 2000, there was $141.6 million of DAC that was capitalized for GAAP purposes. Amortization of these costs of $34.0 million partially offset this adjustment. Other decreases to GAAP basis net income, included $6.6 million of capitalized software development costs, and $4.9 of post employment benefit costs resulting from a different calculation between statutory and GAAP accounting. These decreases to GAAP basis net income were offset mainly by increases of $61.8 million for taxes and $22.8 million for policyholder benefit reserves. Statutory basis accounting calculates taxes on a tax return basis, with no recognition given to timing differences. GAAP basis accounting does recognize these timing differences. Also offsetting decreases to GAAP basis net income were $10.6 million of realized capital losses as realized capital losses are not part of statutory gain from operations.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 (Statutory Discussion)

     Gain from operations before income taxes and net realized capital losses of $23.4 million for the year ended December 31, 2000 decreased by $95.2 million, or 80.2%, as compared to gain from operations before income taxes and net realized capital losses of $118.6 million for the year ended December 31, 1999. The decrease was primarily attributable to decreases in gain from operations before income taxes and net realized capital losses of $52.7 million in annuities, and $38.2 million in traditional life insurance. The annuity decrease can be partially attributable to a 1999 $22.7 million pre-tax expense reimbursement adjustment under a modified coinsurance agreement that did not recur during 2000. Reserve increases in 2000 resulting from the effect of recent changes in statutory reserve requirements, especially for guaranteed minimum death in combination with poor separate account performance further contributed to the annuity decrease. The traditional life decrease was primarily due to a change in expense allocation that resulted in a $33.3 million pre-tax expense re-allocation in the fourth quarter of 2000. This adjustment was to properly reflect expense amounts allocated between the Company and John Hancock.

     Premium revenue, net of premium ceded to reinsurers, was $945.5 million for 2000, a decrease of $5.3 million, or .6%, from $950.8 million in 1999. The decrease was attributable to a decrease of $137.0 million in annuities, which was largely offset by a combined increase of $131.7 million in variable life, universal life, and traditional life insurance. The annuity decrease was driven largely by lower Independence Preferred Annuity product deposits which was partially offset by higher deposits of the Revolution Annuity product, which was first sold during the third quarter of 1999. Variable life insurance had an increase in net premium of $54.5 million compared to 1999, due to increased sales of the Variable Estate Protection product. Universal life net premium revenue increased by $48.7 million compared to 1999, driven largely by the result of single premium ($52.5 million) bank owned life insurance sales occurring during 2000 that did not occur during 1999. Traditional life insurance premium revenue increased by $28.5 million compared to 1999 as a result of an increase in the number of states the Company is licensed to sell traditional products compared to 1999.

     Net investment income was $176.7 million for 2000, an increase of $40.7 million, or 29.9%, from $136.0 million in 1999. This increase was primarily attributable to an increase of $22.1 million related to universal life insurance, and an increase of $15.7 million related to variable life insurance, both attributable to an increasing average asset base.

     Other revenue was $475.6 million in 2000, a decrease of $129.8 million, or 21.4%, from $605.4 million reported in 1999. This was primarily the result of a decrease of $140.9 million in annuities, largely the result of a $146.0 million decrease in reserve adjustments on reinsurance ceded compared to 1999. This was somewhat offset by an increase of $7.4 million in universal life insurance, and an increase of $4.9 million in variable life insurance.

     Payments to policyholders and beneficiaries were $340.8 million for 2000, a decrease of $9.1 million, or 2.6%, from $349.9 million in 1999. This was due to a decrease of $19.0 million in annuities, the result of an increase in ceded surrender benefits. Offsetting this decrease was an increase of $8.0 million in variable life insurance, and an increase of $4.3 million in traditional life insurance.

     Additions to reserves to provide for future payments to policyholders and beneficiaries were $844.4 million for 2000, a decrease of $44.4 million, or 5.0%, from $888.8 million in 1999. The decrease was primarily attributable to a decrease of $196.0 million in annuities, the result of lower net annuity deposits, and lower transfers to the Company's separate accounts compared to 1999. This decrease was offset by increases of $76.4 million, $52.3 million, and $22.9 million in universal life insurance, variable life insurance, and traditional life insurance, respectively, compared to 1999. The universal life insurance reserve increase was primarily the result of single premium ($52.5 million) bank owned life insurance sales occurring during 2000 that did not occur during 1999. Both the variable life insurance and traditional life insurance increases are a result of continued growth in insurance in-force.

     Expenses of providing service to policyholders and obtaining new insurance were $363.4 million for 2000, an increase of $49.0 million, or 15.6%, from $314.4 million in 1999. This increase was primarily due to an increase of $40.4 million in traditional life insurance, and an increase of $16.6 million in variable life insurance. These increases were offset by a decrease of $9.4 million in annuities. The traditional life increase can be attributed to a change in expense allocation that resulted in a $33.3 million pre-tax expense re-allocation in the fourth quarter of 2000. The variable life increase consists of a $16.8 million increase in commission expense resulting from the sale of new and renewal business. The annuity decrease is predominately due to lower systems expense (lower year 2000 and demutualization systems expense in 2000). Income taxes were $(18.0) million in 2000 compared to $42.9 million for 1999, reflecting a federal tax refund in 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 (Statutory Discussion)

     Gain from operations before income taxes and net realized capital losses of $118.6 million for the year ended December 31, 1999 increased by $69.3 million, or 140.6%, as compared to $49.3 million for the year ended December 31, 1998. The increase was primarily attributable to increases of $38.8 million in annuities, $30.3 million in universal life insurance, and $13.9 million in variable life insurance. These increases were offset by a decrease of $14.2 million in traditional life insurance. The annuity net increase was principally due to $22.7 million reinsurance reimbursements under a modified coinsurance agreement occurring during 1999 that did not occur during 1998. Increased operating gain for universal life was primarily the result of lower acquisition expenses and premium taxes due to lower sales in 1999. Higher separate account fee income contributed to the increase in the variable life gain from operations.

     Premium revenue, net of premium ceded to reinsurers, was $950.8 million for 1999, a decrease of $321.5 million, or 25.3%, from $1,272.3 million in 1998. The decrease was primarily attributable to a decrease of $326.5 million in universal life premium, due to large single premium ($340.0 million) bank owned life insurance sales that occurred during 1998 and did not recur during 1999. A $53.3 million decrease in annuity deposits was offset by an increase in variable life insurance premium of $53.0 million.

     Net investment income was $136.0 million for 1999, an increase of $13.2 million, or 10.7%, from $122.8 million in 1998. This increase was attributable to an increase of $7.3 million related to variable life insurance and an increase of $6.5 million related to universal life insurance, both attributable to an increasing average asset base.

     Other revenue was $605.4 million in 1999, a decrease of $12.7 million, or 2.1%, from $618.1 million reported in 1998. This decrease was primarily attributable to decreases of $19.7 million in annuities and $5.2 million in universal life insurance, which were offset by an increase of $11.9 million in variable life insurance. The annuity decrease is primarily due to a decrease in reserve adjustments on reinsurance ceded of $35.4 million, which was partially offset by higher separate account fee income of $15.0 million. The decrease in universal life is also the result of a $5.0 million decrease in reserve adjustments on reinsurance ceded. The variable life increase is primarily the result of a $7.5 million increase in separate account fee income.

     Payments to policyholders and beneficiaries were $349.9 million for 1999, an increase of $48.5 million, or 16.1%, from $301.4 million in 1998. The increase was primarily due to an increase of $76.0 million in variable life insurance, which was offset by decreases of $20.9 million in annuities and $7.9 million in universal life insurance. The variable life increase was principally due to increased surrenders. The annuity decrease was primarily the result of increased ceded surrender benefits under a modified coinsurance agreement with John Hancock. The universal life insurance decrease can be attributed to decreased death benefits.

     Additions to reserves to provide for future payments to policyholders and beneficiaries were $888.8 million for 1999, a decrease of $471.4 million, or 34.7%, from $1,360.2 million in 1998. The decrease was attributable to decreases of $345.3 million in universal life insurance, $91.0 million in annuities, and $52.1 million in variable life insurance. These decreases were partially offset by an increase of $17.0 million in traditional life insurance. The universal life decrease is primarily the result of lower 1999 sales of bank owned life insurance. The annuity and variable life decreases were the result of lower net amounts transferred to the Company's separate accounts. The increase in traditional life was due to continued growth in the business.
     Expenses of providing service to policyholders and obtaining new insurance were $314.4 million for 1999, an increase of $40.2 million, or 14.7%, from $274.2 million in 1998. The increase was primarily due to an increase of $33.3 million in variable life insurance. Of this increase, $9.7 million was due to an increase of new and renewal commissions, and the remaining $23.6 million was primarily due to higher systems expenses. . Income taxes were $42.9 million in 1999 compared to $33.1 million for 1998.

General Account Investments

Overall Composition of the General Account

The following discussion is presented on a statutory basis of accounting.

     Invested assets, excluding separate accounts, totaled $2.5 billion and $2.2 billion as of December 31, 2000 and December 31, 1999, respectively. The portfolio composition has not significantly changed at December 31, 2000 as compared to December 31, 1999. The following table shows the composition of investments in our general account portfolio.

                                               As of December 31,
                                               ------------------
                                         2000                      1999
                                 -----------------------------------------------
                                  Carrying      % of    Carrying       % of
                                   Value       Total     Value        Total
                                 -----------------------------------------------
                                    (in millions)           (in millions)
Bonds (1)                       $1,400.5       55.3%   $1,216.3       54.6%
Preferred stocks                    44.0        1.7        35.9        1.6
Common stocks                        2.8        0.1         3.2        0.1
Investment in affiliates            84.8        3.4        80.7        3.6

Mortgage loans (2)                 456.0       18.0       433.1       19.4
Real estate                         24.5        1.0        25.0        1.1
Policy loans (3)                   218.9        8.7       172.1        7.7

Other invested assets               24.7        1.0        14.8        0.7
Short-term investments             226.6        9.0       222.9       10.0
Temporary cash investments(4)       45.4        1.8        27.2        0.2
                                --------     ------    --------     ------
    Total invested assets       $2,528.2      100.0%   $2,231.2      100.0%
                                ========     ======    ========     ======

(1) The total fair value of our bond portfolio was $1,366.9 million and $1,163.2 million at December 31, 2000 and December 31, 1999, respectively.
(2) The fair value for our mortgage loan portfolio was $467.3 million and $421.7 million as of December 31, 2000 and December 31, 1999, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies.
(4) Cash and temporary investments are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company. Cash and temporary investments are not considered part of Total Investments of the Company of $2,482.8 million and $2,204.0 million at December 31, 2000 and December 31, 1999, respectively.

Bonds Our bond portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities ('ABS') and mortgage-backed securities ('MBS'), with the balance invested in government bonds. As of December 31, 2000, bonds represented 55.3% of general account investment assets with a statement value of $1.4 billion, roughly comprised of 50% public securities and 50% private securities. Each year we direct the majority of our net cash inflows into investment grade bonds. We typically invest between 5% and 15% of funds allocated to bonds in below-investment-grade securities while maintaining our policy to limit the overall level of these bonds to no more than 10% of invested assets and two thirds of that balance in the BB category. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the general account has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to our total invested assets.

      The following table shows the composition of our bond portfolio.

                           Bond Portfolio -- By Issuer

                                                            As of December 31,
                                                            ------------------
                                                       2000                    1999
                                             ----------------------------------------------
                                               Carrying      % of      Carrying      % of
                                                Value       Total        Value      Total
                                             ----------------------------------------------
                                                  (in millions)           (in millions)
Corporate securities ......................   $1,158.9       82.7%   $  964.9       79.3%
MBS/ABS ...................................      223.3       16.0       229.4       18.9
U.S. Treasury securities and obligations of
  U.S. government agencies ................        5.7        0.4         5.9        0.5
Debt securities issued by foreign
  governments .............................       10.8        0.8        13.9        1.1
Obligations of states and political
  subdivisions ............................        1.8        0.1         2.2        0.2
                                              --------      -----    --------      -----
    Total .................................   $1,400.5      100.0%   $1,216.3      100.0%
                                              ========      =====    ========      =====

     Our MBS and ABS holdings, in keeping with our investment philosophy of tightly managing interest rate risk, are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer, rather than in residential MBS where the underlying loans have no call protection. By investing in MBS and ABS securities with relatively predictable repayments, we add high quality, liquid assets to our portfolios without incurring the risk of excessive cash flow in periods of low interest rates or a cash flow deficit in periods of high interest rates. We believe the portion of our MBS/ABS portfolio subject to prepayment risk as of December 31, 2000 and December 31, 1999 was limited to 3.3% and 3.9% of our total MBS/ABS portfolio and 0.6% and 0.7% of our bond holdings, respectively.

Mortgage Loans. As of December 31, 2000, we held mortgage loans with an amortized cost of $0.5 billion.

     The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                                              As of December 31,
                                    -----------------------------------
                                           2000               1999
                                           ----               ----
                                    Carrying   % of    Carrying    % of
                                    --------   ----    --------    ----
                                     Value    Total     Value     Total
                                     -----    -----     -----     -----
                                       (in millions)     (in millions)

Apartment ......................    $ 93.6     20.5%   $112.1     25.9%
Office Buildings................      84.7     18.6      86.4     20.0
Retail .........................      35.4      7.8      25.5      5.9
Agricultural ...................     142.5     31.3      99.6     23.0
Industrial .....................      63.5     13.9      66.0     15.2
Hotels .........................      13.0      2.9      11.3      2.6
Multi-Family ...................        --       --        --       --
Mixed Use ......................      12.9      2.8        --       --
Other ..........................      10.2      2.2      32.2      7.4
                                    ------   ------    ------   ------
   Total .......................    $456.0    100.0%   $433.1    100.0%
                                    ======   ======    ======   ======

The following table shows the distribution of our mortgage loan portfolio by geographical region.

                        Mortgage Loans -- By ACLI Region

                                       As of December 31,
                                       ------------------
                                         2000                  1999
                         Number   Carrying    % of     Carrying    % of
                         ------   --------    ----     --------    ----
                        of Loans   Value     Total      Value     Total
                        --------   -----     -----      -----     -----
                                   (in millions)        (in millions)

East North Central ...       17   $ 64.3     14.1%   $ 71.3     16.5%
East South Central ...       17     20.9      4.6       7.4      1.7
Middle Atlantic ......        8     20.9      4.6      28.5      6.6
Mountain .............       11     27.0      5.9      21.0      4.8
New England ..........        9     23.4      5.1      37.5      8.7
Pacific ..............       46    108.0     23.7     111.1     25.7
South Atlantic .......       37    120.7     26.5      87.6     20.2
West North Central ...        5     16.0      3.5      16.6      3.8
West South Central ...       17     51.5     11.3      48.6     11.2
Canada ...............        1      3.3      0.7       3.5      0.8
                            ---   ------   ------    ------   ------
   Total .............      168   $456.0    100.0%   $433.1    100.0%
                            ===   ======   ======    ======   ======

Investment Results

     The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on our general account portfolio increased from the year ended December 31, 1999. The improved yield was primarily generated by favorable interest rates achieved on our 2000 bond acquisitions. In particular, 2000 bond acquisitions benefited from a combination of higher U.S. Treasury rates and relatively wide spreads in both the public and private sectors. While interest rates declined substantially during the fourth quarter of 2000, they were well above 1999 rates on a full calendar year basis. The average 10-year U. S. Treasury rate in 2000 was 34 basis points higher than the average 10-year U.S. Treasury rate in 1999.

                                               For the Year Ended
                                                  December 31,
                                     ------------------------------------------
                                           2000                   1999
                                      Yield    Amount        Yield    Amount

                                     ------------------------------------------
                                        (in millions)       (in millions)

General account assets-excluding
policy loans
  Gross income                         8.0%   $  174.6       7.2%   $  138.6
  Ending assets-excluding policy
    Loans                                      2,309.3               2,059.1
Policy loans
  Gross income                         6.2%       12.1       6.2%        9.6
Ending assets                                    218.9                 172.1
   Total gross income                  7.8%      186.7       7.2%      148.1
    Less: investment expenses                    (10.1)                (12.1)
                                              --------              --------
      Net investment income            7.4%   $  176.7       6.6%   $  136.0
                                              ========              ========

Liquidity and Capital Resources

     The following discussion is presented on a statutory basis of accounting.

     Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. Historically, our principal cash flow sources have been premiums, deposits and charges on policies, investment income, maturing investments and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with our various life insurance and annuity products and to the funding of investments in new products, processes and technologies.

     Net cash provided by operating activities was $236.7 million, $236.0 million, and $475.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. December 31, 2000 remained relatively unchanged as compared to December 31, 1999. The decrease in 1999 as compared to 1998 of $239.7 million resulted primarily from decreases in insurance premiums of $316.8 million, insurance expenses and taxes of $47.9 million, benefits to policyholders and beneficiaries of $46.1 million, other expenses of $10.7 million and dividends paid to policyholders of $3.3 million. Offsetting these decreases were increases of $169.1 million in net transfers to separate accounts and net investment income of $16.0 million.

     Net cash used in investing activities was $214.8 million, $138.8 million and $660.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in net cash used in 2000 as compared to 1999 of $76.0 million resulted primarily from an increase in bond purchases of $210.0 million. Offsetting this increase in bond purchases were increases in cash provided by other investing activities of $92.6 million and mortgage loan repayments of $36.3 million. The decrease in net cash used in 1999 as compared to 1998 of $522.1 million resulted primarily from a decrease in bond purchases of $378.1 million, a decrease of $366.3 million in cash used in other investing activities, and a decrease in cash provided by the sale of bonds of $232.4 million.

     Net cash provided by financing activities was $0.0 million, $133.0 million and $61.9 million, for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 as compared to 1999 of $133.0 million resulted because there were no financing activities in 2000. In 1999, the Company received a capital contribution of $194.9 million from John Hancock for the portion of the class action settlement allocated to the Company. In addition, the company paid off $61.9 million in outstanding short-term notes payable which offset the capital contribution in 1999. This $61.9 million was borrowed in 1998 and represents the only financing activity for that year.

     Based on current trends, the Company expects to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. In addition, the Company has a line of credit with John Hancock Capital Corporation, an indirect, wholly-owned subsidiary of John Hancock, totaling $250 million. John Hancock Capital Corporation will commit, when requested, to loan funds at prevailing interest rates as agreed to from time to time between John Hancock Capital Corporation and the Company.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The following discussion is presented on a statutory basis of accounting.

Capital Markets Risk Management

     The Company maintains a disciplined, comprehensive approach to managing capital market risks inherent in its business operations. To mitigate these risks, and effectively support Company objectives, investment operations are organized and staffed to focus investment management expertise on specific classes of investments, with particular emphasis placed on private placement markets. In addition, a dedicated unit of asset/liability risk management (ALM) professionals centralizes the implementation of its interest rate risk management program. As an integral component of its ALM program, derivative instruments are used in accordance with risk reduction techniques established through Company policy. The Company's use of derivative instruments is monitored on a regular basis by the Parent's Investment Compliance Department and reviewed quarterly with the senior management and the Parent's Committee of Finance.

     The Company's principal capital market exposures are credit and interest rate risk which includes the impact of inflation, although we have certain exposures to changes in equity prices and foreign currency exchange rates. Credit risk pertains to the uncertainty associated with the ability of an obligor or counterparty to continue to make timely and complete payments of contractual principal and/or interest. Interest rate risk pertains to the market value fluctuations that occur within fixed maturity securities or liabilities as market interest rates move. Equity and foreign currency risk pertain to price fluctuations, associated with the Company's ownership of equity investments or non-US dollars denominated investments and liabilities, driven by dynamic market environments.

Credit Risk

     The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below investment grade holdings. We also diversify our fixed maturity securities with respect to investment quality, and credit concentration. Credit concentrations are monitored with respect to issuer, industry, geographic location and loan property-type. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the
(1) levels assumed in product pricing, (2) ACLI loss experience and (3) rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to these external benchmarks and consistent with priced-for-levels.

     As of December 31, 2000, the Company's bond portfolio was comprised of 86.0% investment grade securities and 14.0% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in anticipation of earning higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

Interest Rate Risk

     The Company maintains a tightly controlled approach to managing its potential interest rate risk. Interest rate risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets to support the issuance of our various interest-sensitive liabilities.

     We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this management technique involves a duration mismatch tolerance of only +/- .05 years, with other measures used for limiting exposure to non-parallel risk. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, should interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5.0%. For non-guaranteed rate products we apply scenario modeling techniques to develop investment policies with what we believe to be the optimal risk/return tradeoff given our risk constraints. Each scenario is based on near term reasonably possible hypothetical changes in interest rates which illustrate the potential impact of such events.

         We project asset and liability cash flows, and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the percentage change in fair value versus the base case. The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but very data intensive, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

Derivative Instruments

     The Company also utilizes various derivative financial instruments to manage its exposure to fluctuations in interest rates, including interest rate swaps, interest rate futures, and interest rate caps. Interest rate swaps are used primarily to more closely align the interest rate characteristics of assets and liabilities. The Company also uses interest rate futures to periodically rebalance its duration-managed accounts and to hedge the timing gap between liability sales and investment purchases. The Company uses interest rate floors to hedge minimum guaranteed rates on certain product issuance and interest rate caps to hedge embedded caps on floating-rate assets and to manage the risk associated with a sudden rise in interest rates.

     The Parent's Investment Compliance Unit monitors all derivative activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to senior management and the Parent's Committee of Finance for review. The table below reflects the Company's interest rate based derivative positions as of December 31, 2000. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                       As of December 31, 2000
                                                       -----------------------
                                                                              Fair Value
                                                                              ----------
                               Notional      Weighted-
                                Amount      Average Term       -100 Basis         As of       +100 Basis
                                               (Years)         Point Change      12/31/00     Point Change
                            ------------    ------------       ------------    -------------  ------------
                                            (in millions, except for Weighted-Average Term)

Interest rate swaps.....        $1,150.0         4.2               (17.2)            --            13.3
Futures contracts (1)...              43         8.0                 0.2            0.1            (0.2)
Interest rate floors               361.4         9.5                 3.1            1.4             0.8
Interest rate caps......           239.4         6.8                 0.8            2.1             4.1
                            ------------                       -------------------------------------------
      Totals............         1,793.8         5.7               (13.1)           3.6            18.0
                            ============                       ===========================================

----------
(1)   Represents the notional value on open contracts as of December 31, 2000.

     To limit exposures arising from counterparty nonperformance on interest rate swaps and interest rate caps and floors, the Company enters into master netting agreements with its counterparties. In addition, the Company enters into bi-lateral collateral agreements with certain of its counterparties. The Company believes the risk of incurring losses due to nonperformance by its counterparties is remote. Futures contracts trade on organized financial exchanges and therefore have little to no credit risk.

Equity Risk

     Equity risk is the risk that we will incur economic losses due to adverse price changes in a particular common stock held by the Company. In order to reduce our exposure to market fluctuations on some equity securities, we may use equity collar agreements. These equity collar agreements limit the market value fluctuations on equity securities. As of December 31, 2000, the fair value of our equity securities was $2.8 million. The fair value of our equity collar agreements as of December 31, 2000 was $0.4 million. A 15% decline in the value of our equity securities, hedged with equity collar agreements, would result in effectively no change in fair value.

Foreign Currency Risk

     Foreign currency risk is the possibility that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from the purchase of fixed income securities that are denominated in foreign currencies; however, the Company uses derivatives to hedge the foreign currency risk of these securities (both interest payments and the final maturity payment). At December 31, 2000, the notional value of the Company's foreign currency denominated fixed maturity securities was approximately $22.0 million. The Company uses currency swap agreements of the same currency to hedge the foreign exchange risk related to its investments in securities denominated in foreign currencies. The fair value of the Company's currency swap agreements at December 31, 2000 was $(0.6) million.

     The estimate that as of December 31, 2000, a 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

     The modeling technique the Company uses to calculate its exposure does not take into account correlation among foreign currency exchange rates or correlation among various financial markets. The Company's actual experience may differ from the results noted above due to the correlation assumptions utilized or if events occur that were not included in the methodology, such as significant liquidity or market events.

Effects of Inflation

     The Company does not believe that inflation has had a material effect on the results of its operations except insofar as inflation may affect interest rates.

ITEM 8. Financial Statements and Supplementary Data.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
John Hancock Variable Life Insurance Company

We have audited the accompanying consolidated balance sheet of John Hancock Variable Life Insurance Company as of December 31, 2000, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the year ended December 31, 2000. Our audit also included the financial statement schedules listed in the Index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Hancock Variable Life Insurance Company at December 31, 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                            /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 16, 2001

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                 December 31
                                                    2000
                                                -------------
                                                (in millions)

Assets

Investments - Notes 3 and 4 Fixed maturities:
   Held-to-maturity--at amortized cost
    (fair value:--$686.8) ...................   $   715.4
   Available-for-sale--at fair value
    (cost: --$1,018.8) ......................     1,011.8
Equity securities:
   Available-for-sale--at fair value
   (cost: --$7.1) ...........................         8.1
Mortgage loans on real estate ...............       554.8
Real estate .................................        23.9
Policy loans ................................       334.2
Short-term investments ......................        21.7
Other invested assets .......................        34.8
                                                ---------

   Total Investments ........................     2,704.7

Cash and cash equivalents ...................       277.3
Accrued investment income ...................        52.1
Premiums and accounts receivable ............         7.0
Deferred policy acquisition costs ...........       994.1
Reinsurance recoverable - Note 7 ............        48.4
Other assets ................................        28.2
Separate accounts assets ....................     8,082.9
                                                ---------

   Total Assets .............................   $12,194.7
                                                =========

       The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                         December 31
                                                               2000
                                                        -------------
                                                        (in millions)

Liabilities and Shareholder's Equity

Liabilities
Future policy benefits ...............................   $ 2,754.2
Policyholders' funds .................................        14.2
Unearned revenue .....................................       212.0
Unpaid claims and claim expense reserves .............        11.1
Dividends payable to policyholders ...................         0.1
Income taxes - Note 5 ................................        64.2
Other liabilities ....................................       250.4
Separate accounts liabilities ........................     8,082.9
                                                        ----------

   Total Liabilities .................................    11,389.1

Shareholder's Equity - Note 9
Common stock, $50 par value; 50,000 shares authorized;
     50,000 shares issued and outstanding ............         2.5
Additional paid in capital ...........................       572.4
Retained earnings ....................................       232.9
Accumulated other comprehensive loss .................        (2.2
                                                        ----------

   Total Shareholder's Equity ........................       805.6
                                                        ----------

   Total Liabilities and Shareholder's Equity ........   $12,194.7
                                                        ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENT OF INCOME

                                                                           Year Ended
                                                                           December 31
                                                                              2000
                                                                          -------------
                                                                          (in millions)
Revenues
  Premiums ........................................................          $ 28.6
  Universal life and investment-type product charges ..............           337.1
  Net investment income - Note 3 ..................................           213.4
  Net realized investment losses, net of related amortization of deferred policy acquisition costs of $3.8 -
    Notes 1, 3, and 10 ............................................           (10.6)
  Other revenue ...................................................             0.2
                                                                           ------------
     Total revenues ...............................................           568.7

Benefits and expenses
  Benefits to policyholders .......................................           248.6
  Other operating costs and expenses ..............................           116.8
  Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment  losses of $3.8 -
    Notes 1, 3 and 10 .............................................            34.0
  Dividends to policyholders ......................................            26.1
                                                                           ------------
     Total benefits and expenses ..................................           425.5
                                                                           ------------

Income before income taxes ........................................           143.2

Income taxes - Note 5 .............................................            43.8
                                                                           ------------

Net income ........................................................          $ 99.4
                                                                           ============

       The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                            AND COMPREHENSIVE INCOME

                                                                                               Accumulated
                                                              Additional                            Other            Total
                                                 Common        Paid In         Retained        Comprehensive      Shareholder's
                                                  Stock        Capital         Earnings            Income            Equity
                                              -----------------------------------------------------------------------------------
Balance at December 31, 1999...............          $2.5        $572.4        $133.5              ($13.4)          $695.0

Comprehensive income:
     Net income                                                                  99.4                                 99.4
Other comprehensive income,
     net of tax:
     Net unrealized gains..................                                                          11.2             11.2
                                                                                            -------------------------------------
Comprehensive income.......................                                                                          110.6

                                              -----------------------------------------------------------------------------------
Balance at December 31, 2000...............          $2.5        $572.4        $232.9               ($2.2)          $805.6
                                              ===================================================================================

       The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Year Ended
                                                                   December 31
                                                                     2000
                                                                ----------------
                                                                 (in millions)

Cash flows from operating activities:
 Net income ...........................................             $ 99.4
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of discount - fixed maturities .......               (1.9)
    Realized investment losses, net ...................               10.6
    Change in deferred policy acquisition costs .......             (141.5)
    Depreciation and amortization .....................                1.9
    Increase in accrued investment income .............              (10.2)
    Decrease in premiums and accounts
     receivable .......................................                0.3
    Decrease in other assets and other liabilities, net               70.7
    Decrease in policy liabilities and accruals, net ..             (401.1)


    Increase in income taxes ..........................               22.5
                                                                ----------------

     Net cash used by operating activities ............             (349.3)

Cash flows from investing activities:
 Sales of:
  Fixed maturities available-for-sale .................              194.6
  Equity securities available-for-sale ................                1.0
  Real estate .........................................                0.2
  Short-term investments and other invested assets ....                1.3
 Maturities, prepayments and scheduled redemptions of:
  Fixed maturities held-to-maturity ...................               79.9
  Fixed maturities available-for-sale .................               91.5
  Short-term investments and other invested assets ....               10.1
  Mortgage loans on real estate .......................               85.6
 Purchases of:
  Fixed maturities held-to-maturity ...................             (127.2)
  Fixed maturities available-for-sale .................             (424.7)
  Equity securities available-for-sale ................               (0.6)
  Real estate .........................................               (0.4)
  Short-term investments and other invested assets ....              (38.8)
  Mortgage loans on real estate issued ................             (100.5)
  Other, net ..........................................              (41.5)
                                                                ----------------

       Net cash used in investing activities ..........             (269.5)


       The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                    Year Ended
                                                                    December 31
                                                                       2000
                                                                   -------------
                                                                   (in millions)
Cash flows from financing activities:
 Universal life and investment-type contract deposits ..........     $1,067.2
 Universal life and investment-type contract maturities
   and withdrawals .............................................       (430.7)
                                                                   -------------

   Net cash provided by financing activities ...................        636.5
                                                                   -------------

   Net increase in cash and cash equivalents ...................         17.7

Cash and cash equivalents at beginning of year .................        259.6
                                                                   -------------

   Cash and cash equivalents at end of year ....................     $  277.3
                                                                   =============

       The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

John Hancock Variable Life Insurance Company (the Company) is a wholly-owned subsidiary of John Hancock Life Insurance Company (John Hancock or the Parent). The Company, domiciled in the Commonwealth of Massachusetts, issues variable and universal life insurance policies, individual whole and term life policies and variable annuity contracts. Those policies primarily are marketed through John Hancock's sales organization, which includes a career agency system composed of Company-supported independent general agencies and a direct brokerage system that markets directly to external independent brokers. Policies are also sold through various unaffiliated securities broker-dealers and certain other financial institutions. Currently, the Company writes business in all states except New York.

Pursuant to a Plan of Reorganization approved by the policyholders and the Commonwealth of Massachusetts Division of Insurance, effective February 1, 2000, John Hancock converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock changed its name to John Hancock Life Insurance Company. In addition, on February 1, 2000, John Hancock Financial Services, Inc. completed its initial public offering and 102 million shares of common stock were issued at an initial public offering price of $17 per share.

Prior to 2000, the Company did not prepare its financial statements in accordance with accounting principles generally accepted in the United States and financial information on such basis currently is not readily available for earlier periods. Comparative financial statements prepared on a statutory-basis are included elsewhere in this Form 10-K.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Investors Partner Life Insurance Company (IPL). All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company is required to classify its investments into one of three categories: held-to-maturity, available-for-sale or trading. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Fixed maturity investments include bonds, mortgage-backed securities, and redeemable preferred stock and are classified as held-to-maturity or available-for-sale. Bonds and mortgage-backed securities, which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at amortized cost. Fixed maturity investments not classified as held-to-maturity are classified as available-for-sale and are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in shareholder's equity, net of related amortization of deferred policy acquisition costs and applicable taxes. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. The amortized cost of fixed maturity investments is adjusted for impairments in value deemed to be other than temporary.

For the mortgage-backed bond portion of the fixed maturity investment portfolio, the Company recognizes

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY income using a constant effective yield based on anticipated prepayments and the estimated economic life Note 1 -- Summary of Significant Accounting Policies - (Continued)

of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date, and anticipated future payments and any resulting adjustment is included in net investment income.

Equity securities include common stock and non-redeemable preferred stock. Equity securities that have readily determinable fair values are carried at fair value. For equity securities which the Company has classified as available-for-sale, unrealized gains and losses are reflected in shareholder's equity as described above. Impairments in value deemed to be other than temporary are reported as a component of realized investment gains (losses).

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premium or discount, less allowance for probable losses. When it is probable that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the mortgage loan agreement, the loan is deemed to be impaired and a valuation allowance for probable losses is established. The valuation allowance is based on the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or on the collateral value of the loan if the loan is collateral dependent. Any change to the valuation allowance for mortgage loans on real estate is reported as a component of realized investment gains (losses). Interest received on impaired mortgage loans on real estate is included in interest income in the period received. If foreclosure becomes probable, the measurement method used is collateral value. Foreclosed real estate is then recorded at the collateral's fair value at the date of foreclosure, which establishes a new cost basis.

Investment real estate, which the Company has the intent to hold for the production of income, is carried at depreciated cost, using the straight-line method of depreciation, less adjustments for impairments in value. In those cases where it is determined that the carrying amount of investment real estate is not recoverable, an impairment loss is recognized based on the difference between the depreciated cost and fair value of the asset. The Company reports impairment losses as part of realized investment gains (losses).

Real estate to be disposed of is carried at the lower of cost or fair value less costs to sell. Any changes to the valuation allowance for real estate to be disposed of is reported as a component of realized investment gains (losses). The Company does not depreciate real estate to be disposed of.
Policy loans are carried at unpaid principal balances which approximate fair value.

Short-term investments are carried at amortized cost.

Partnership and joint venture interests in which the Company does not have control or a majority ownership interest are recorded using the equity method of accounting and included in other invested assets.

Realized investment gains and losses, other than those related to separate accounts for which the Company does not bear the investment risk, are determined on the basis of specific identification and are reported net of related amortization of deferred policy acquisition costs.

Derivative Financial Instruments

The Company uses futures contracts, interest rate swap, cap and floor agreements, swaptions and currency rate swap agreements for other than trading purposes to hedge and manage its exposure to changes in interest rate levels and foreign exchange rate fluctuations and to manage duration mismatch of assets and liabilities. The Company also uses equity collar agreements to reduce its exposure to market fluctuations in certain equity securities.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

The Company uses futures contracts principally to hedge risks associated with interest rate fluctuations on anticipated fixed income asset acquisitions. Futures contracts represent commitments to either purchase or sell securities at a specified future date and at a specified price or yield.

The Company uses interest rate swap, cap and floor agreements and swaptions for the purpose of converting the interest rate characteristics (fixed or variable) of certain investments to more closely match its liabilities. Interest rate swap agreements are contracts with a counterparty to exchange interest rate payments of a differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. Interest rate cap and floor agreements are contracts with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap or floor interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising and falling interest rates. Swaptions entitle the Company to receive settlement payments from other parties on specified expiration dates, contingent on future interest rates. The amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount.

Currency rate swap agreements are used to manage the Company's exposure to foreign exchange rate fluctuations. Currency rate swap agreements are contracts to exchange the currencies of two different countries at the same rate of exchange at specified future dates.

The Company invests in common stock that is subject to fluctuations from market value changes in stock prices. The Company sometimes seeks to reduce its market exposure to such holdings by entering into equity collar agreements. A collar consists of a call option that limits the Company's potential for gain from appreciation in the stock price as well as a put option that limits the Company's potential for loss from a decline in the stock price.

Futures contracts are carried at fair value and require daily cash settlement. Changes in the fair value of futures contracts that qualify as hedges are deferred and recognized as an adjustment to the hedged asset or liability.

The net differential to be paid or received on interest rate swap agreements and currency rate swap agreements is accrued and recognized as a component of net investment income. The related amounts due to or from counterparties are included in accrued investment income receivable or payable.

Premiums paid for interest rate cap and floor agreements and swaptions are deferred and amortized to net investment income on a straight-line basis over the term of the agreements. The unamortized premium is included in other assets. Amounts earned on interest rate cap and floor agreements and swaptions are recorded as an adjustment to net investment income. Settlements received on swaptions are deferred and amortized over the life of the hedged assets as an adjustment to yield.

Interest rate swap, cap and floor agreements, swaptions and currency rate swap agreements which hedge instruments designated as available-for-sale are adjusted to fair value with the resulting unrealized gains and losses, net of related taxes, included in shareholder's equity.

Equity collar agreements are carried at fair value and are included in other invested assets, with the resulting unrealized gains and losses included in realized investment gains (losses).

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Hedge accounting is applied after the Company determines that the items to be hedged expose it to interest or price risk, designates these financial instruments as hedges and assesses whether the instruments reduce the hedged risks through the measurement of changes in the value of the instruments and the items being hedged at both inception and throughout the hedge period.

From time to time, futures contracts, interest rate swaps, cap and floor agreements, swaptions and currency rate swap agreements are terminated. If the terminated position was accounted for as a hedge, realized gains or losses are deferred and amortized over the remaining lives of the hedged assets or liabilities. Realized and unrealized changes in fair value of derivatives designated with items that no longer exist or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item or included in income when it is determined that the item is no longer probable of occurring. Changes in the fair value of derivatives no longer effective as hedges are recognized in income from the date the derivative becomes ineffective until their expiration.

Revenue Recognition

Premiums from participating and non-participating traditional life insurance and annuity policies with life contingencies are recognized as income when due.

Premiums from universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenues from these contracts consist of amounts assessed during the period against policyholders' account balances for mortality charges, policy administration charges and surrender charges.

Premiums for contracts with a single premium or a limited number of premium payments, due over a significantly shorter period than the total period over which benefits are provided, are recorded in income when due. The portion of such premium that is not required to provide for all benefits and expenses is deferred and recognized in income in a constant relationship to insurance in force or, for annuities, the amount of expected future benefit payments.

Future Policy Benefits and Policyholders' Funds

Future policy benefits for participating traditional life insurance policies are based on the net level premium method. This net level premium reserve is calculated using the guaranteed mortality and dividend fund interest rates, which range from 4.5% to 5.0%. The liability for annual dividends represents the accrual of annual dividends earned. Settlement dividends are accrued in proportion to gross margins over the life of the contract.

For non-participating traditional life insurance policies, future policy benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency, interest and expenses established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest and expense assumptions, include a margin for adverse deviation. Benefit liabilities for annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 7.5% to 8.0% for life insurance liabilities and 3.5% to 10.3% for individual annuity liabilities.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Policyholders' funds for universal life and investment-type products are equal to the policyholder account values before surrender charges. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policyholders' account balances. Interest crediting rates range from 3.0% to 9.0% for universal life products.

Liabilities for unpaid claims and claim expenses include estimates of payments to be made on reported individual life claims and estimates of incurred but not reported claims based on historical claims development patterns.

Estimates of future policy benefit reserves, claim reserves and expenses are reviewed continually and adjusted as necessary; such adjustments are reflected in current earnings. Although considerable variability is inherent in such estimates, management believes that future policy benefit reserves and unpaid claims and claims expense reserves are adequate.

Participating Insurance

Participating business represents approximately 16.3% of the Company's life insurance in force and 30.1% of life insurance premiums in 2000.

The amount of policyholders' dividends to be paid is approved annually by the Company's Board of Directors. The determination of the amount of policyholder dividends is complex and varies by policy type. In general, the aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity, persistency and expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by the C

Deferred Policy Acquisition Costs

Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. For participating traditional life insurance policies, such costs are being amortized over the life of the contracts at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the contracts. Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance contracts and investment-type products, such costs are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges and investment results, and mortality and expense margins. The effects on the amortization of deferred policy acquisition costs of revisions to estimated gross margins and profits are reflected in earnings in the period such estimated gross margins and profits are revised. For non-participating term life insurance products, such costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Amortization expense was $30.2 million in 2000.

Amortization of deferred policy acquisition costs is allocated to: (1) realized investment gains and losses for those products that realized gains and losses have a direct impact on the amortization of deferred policy acquisition costs;
(2) unrealized investment gains and losses, net of tax, to provide for the effect on the deferred policy acquisition cost asset that would result from the realization of unrealized gains and losses on assets backing participating traditional life insurance and universal life and investment-type contracts; and
(3) a separate component of benefits and expenses to reflect amortization related to the gross margins or profits, excluding realized gains and losses, relating to policies and contracts in force.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Realized investment gains and losses related to certain products have a direct impact on the amortization of deferred policy acquisition costs as such gains and losses affect the amount and timing of profit emergence. Accordingly, to the extent that such amortization results from realized gains and losses, management believes that presenting realized investment gains and losses net of related amortization of deferred policy acquisition costs provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid debt investments with a maturity of three months or less when purchased.

Separate Accounts

Separate account assets and liabilities reported in the accompanying consolidated balance sheet represent funds that are administered and invested by the Company to meet specific investment objectives of the contractholders. Investment income and investment gains and losses generally accrue directly to such contractholders who bear the investment risk, subject in some cases to minimum guaranteed rates. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate account assets are reported at fair value. Deposits, net investment income and realized investment gains and losses of separate accounts are not included in the revenues of the Company. Fees charged to contractholders, principally mortality, policy administration and surrender charges, are included in universal life and investment-type product charges.

Reinsurance

The Company utilizes reinsurance agreements to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks and provide additional capacity for growth.

Assets and liabilities related to reinsurance ceded contracts are reported on a gross basis. The accompanying statement of income reflects premiums, benefits and settlement expenses net of reinsurance ceded. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Federal Income Taxes

The provision for federal income taxes includes amounts currently payable or recoverable and deferred income taxes, computed under the liability method, resulting from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

Foreign Currency Translation

Gains or losses on foreign currency transactions are reflected in earnings.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Accounting Changes and New Accounting Principles Adopted

SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk under a method referred to as deposit accounting. SOP 98-7 is effective for fiscal years beginning after June 15, 1999. SOP 98-7 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This Statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." This Statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings and will be included in net realized and other investment gains.

The adoption of SFAS No. 133, as amended, will result in an increase in other comprehensive income of $0.5 million (net of tax of $0.3 million) as of January 1, 2001 that will be accounted for as the cumulative effect of an accounting change. In addition, the adoption of SFAS No. 133, as amended, will result in an increase to earnings of $4.9 million (net of tax of $2.7 million) as of January 1, 2001, that will be accounted for as the cumulative effect of an accounting change. The Company believes that its current risk management philosophy will remain largely unchanged after adoption of the Statement.

SFAS No. 133, as amended, precludes the designation of held-to-maturity fixed maturity investment securities as hedged items in hedging relationships where the hedged risk is interest rates. As a result, in connection with the adoption of the Statement and consistent with the provisions of the Statement, on January 1, 2001, the Company will reclassify approximately $550.3 million of its held-to-maturity fixed maturity investment portfolio to the available-for-sale category. This will result in an additional increase in other comprehensive income of $4.7 million (net of tax of $2.5 million) as of January 1, 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. In June 2000, the SEC issued a second amendment, SAB 101B, which deferred the effective date of SAB 101 to no

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's results of operation or financial position.

Codification

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribed statutory accounting practices and results in changes to the accounting practices that the Company and its domestic life insurance subsidiary will use to prepare their statutory-basis financial statements. The states of domicile of the Company and its domestic life insurance subsidiary have adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification will be reported as an adjustment to surplus as of January 1, 2001. Management believes that, although the implementation of Codification will have a negative impact on the Company and its domestic life insurance subsidiary's statutory-basis capital and surplus, the Company and its domestic life insurance subsidiary will remain in compliance with all regulatory and contractual obligations.

Note 2 -- Transactions with Parent

John Hancock provides the Company with personnel, property and facilities in carrying out certain of its corporate functions. John Hancock annually determines a fee for these services and facilities based on a number of criteria, which were revised in 2000 to reflect continuing changes in the Company's operations. The amount of the service fee charged to the Company was $170.6 million, which has been included in other operating costs and expenses. As of December 31, 2000, the Company owed John Hancock $56.9 million related to these services, which is included in other liabilities. John Hancock has guaranteed that, if necessary, it will make additional capital contributions to prevent the Company's shareholder's equity from declining below $1.0 million.

The Company has a modified coinsurance agreement with John Hancock to reinsure 50% of 1994 through 2000 issues of flexible premium variable life insurance and scheduled premium variable life insurance policies. In connection with this agreement, John Hancock transferred $24.2 million of cash for tax, commission, and expense allowances to the Company, which increased the Company's net income by $0.9 million.

The Company has a modified coinsurance agreement with John Hancock to reinsure 50% of the Company's 1995 in-force block and 50% of 1996 and all future issue years of certain retail annuity contracts. In connection with this agreement, the Company is holding a deposit liability of $102.2 million as of December 31, 2000. This agreement had no impact on the Company's net gain from operations.

Effective January 1, 1997, the Company entered into a stop-loss agreement with John Hancock to reinsure mortality claims in excess of 100% of expected mortality claims for all policies that are not reinsured under any other indemnity agreement. In connection with the agreement, John Hancock received $1.0 million from the Company in 2000. This agreement increased the Company's net gain from operations in 2000 by $1.1 million.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 3 -- Investments

The following information summarizes the components of net investment income and realized investment losses, net:

                                                                    Year Ended
                                                                    December 31
                                                                       2000
                                                                   -------------
                                                                   (in millions)
Net Investment Income
  Fixed maturities ...........................................        $138.5
  Equity securities ..........................................           0.2
  Mortgage loans on real estate ..............................          44.3
  Real estate ................................................           4.1
  Policy loans ...............................................          17.1
  Short-term investments .....................................          19.4
  Other ......................................................           1.1
                                                                   -------------
  Gross investment income ....................................         224.7

   Less investment expenses ..................................          11.3
                                                                   -------------

   Net investment income .....................................        $213.4
                                                                   =============

Net Realized Investment Gains (Losses), Net of Related
  Amortization of Deferred Policy Acquisition Costs

   Fixed maturities ..........................................        $(16.0)
   Equity securities .........................................           0.8
   Mortgage loans on real estate and real estate .............          (2.3)
   Derivatives and other invested assets .....................           3.1
   Amortization adjustment for deferred policy acquisition
     costs ...................................................           3.8
                                                                   -------------

   Net realized investment losses, net of related amortization
     of deferred policy acquisition costs ....................        $(10.6)
                                                                   =============

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 3 -- Investments - (Continued)

Gross gains of $1.5 million in 2000 and gross losses of $6.0 million in 2000 were realized on the sale of available-for-sale securities.

The Company's investments in held-to-maturity securities and available-for-sale securities are summarized below:

                                                                Gross           Gross
                                               Amortized      Unrealized      Unrealized         Fair
                                                 Cost           Gains           Losses          Value
                                             --------------------------------------------------------------
                                                                     (in millions)
December 31, 2000
Held-to-Maturity:

Corporate securities....................       $   684.2          $23.4           $51.0        $   656.6

Mortgage-backed securities..............            29.3            0.2             1.2             28.3

Obligations of states and
  political subdivisions................             1.9            0.0             0.0              1.9
                                             --------------------------------------------------------------

   Total................................       $   715.4          $23.6           $52.2        $   686.8
                                             ==============================================================

Available-for-Sale:

Corporate securities....................       $   751.6          $20.6           $27.8        $   744.4

Mortgage-backed securities..............           239.1            3.6             3.7            239.0

Obligations of states and
  political subdivisions................             0.9            0.0             0.0              0.9

Debt securities issued by foreign
  governments...........................            11.1            0.3             0.6             10.8

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies.............            16.1            0.7             0.1             16.7
                                             --------------------------------------------------------------

Total fixed maturities..................         1,018.8           25.2            32.2          1,011.8

Equity securities.......................             7.1            2.8             1.8              8.1
                                             --------------------------------------------------------------

   Total................................        $1,025.9          $28.0           $34.0         $1,019.9
                                             ==============================================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 3 -- Investments - (Continued)

The amortized cost and fair value of fixed maturities at December 31, 2000, by contractual maturity, are shown below:

                                                                      Amortized           Fair
                                                                        Cost             Value
                                                                  ----------------------------------
                                                                            (in millions)
Held-to-Maturity:
Due in one year or less......................................        $     71.9       $     72.1
Due after one year through five years........................             234.8            235.0
Due after five years through ten years.......................             222.5            223.0
Due after ten years..........................................             156.9            128.4
                                                                  ----------------------------------
                                                                          686.1            658.5

Mortgage-backed securities...................................              29.3             28.3
                                                                  ----------------------------------

Total........................................................         $   715.4       $    686.8
                                                                  ==================================

Available-for-Sale:
Due in one year or less......................................        $     24.9      $      24.8
Due after one year through five years........................             332.3            333.0
Due after five years through ten years.......................             290.0            281.0
Due after ten years..........................................             132.5            134.0
                                                                  ----------------------------------
                                                                          779.7            772.8

Mortgage-backed securities...................................             239.1            239.0
                                                                  ----------------------------------

Total........................................................          $1,018.8         $1,011.8
                                                                  ==================================

Expected maturities may differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

The Company participates in a securities lending program for the purpose of enhancing income on securities held. At December 31, 2000, $1.4 million of the Company's bonds and stocks, at market value, were on loan to various brokers/dealers, but were fully collateralized by cash and U.S. government securities in an account held in trust for the Company. The market value of the loaned securities is monitored on a daily basis, and the Company obtains additional collateral when deemed appropriate.

Mortgage loans on real estate are evaluated periodically as part of the Company's loan review procedures and are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses that exist at the balance sheet date. Management's periodic evaluation of the adequacy of the allowance for losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 3 -- Investments - (Continued)

loans that may be susceptible to significant change.

Changes in the allowance for probable losses on mortgage loans on real estate were as follows:

                                                Balance at                                      Balance at
                                                Beginning                                         End of
                                                 of Year        Additions      Deductions          Year
                                             ----------------------------------------------------------------
                                                                      (in millions)
Year ended December 31, 2000
   Mortgage loans on real estate........           $3.8          $1.2                $0.0          $5.0
                                             ================================================================

At December 31, 2000 the total recorded investment in mortgage loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," along with the related provision for losses were as follows:

                                                                          December 31
                                                                             2000
                                                                        ----------------
                                                                         (in millions)
Impaired mortgage loans on real estate with provision for losses....          $4.2
Provision for losses................................................           1.2
                                                                        ----------------
Net impaired mortgage loans on real estate..........................          $3.0
                                                                        ================

The average investment in impaired loans and the interest income recognized on impaired loans were as follows:

                                                                            Year Ended
                                                                           December 31
                                                                               2000
                                                                        -----------------
                                                                          (in millions)
Average recorded investment in impaired loans.......................            $2.1
Interest income recognized on impaired loans........................             0.3

The payment terms of mortgage loans on real estate may be restructured or modified from time to time. Generally, the terms of the restructured mortgage loans call for the Company to receive some form or combination of an equity participation in the underlying collateral, excess cash flows or an effective yield at the maturity of the loans sufficient to meet the original terms of the loans.

Restructured commercial mortgage loans aggregated $3.4 million as of December 31, 2000. The expected gross interest income that would have been recorded had the loans been current in accordance with the original loan agreements and the actual interest income recorded were as follows:

                                                                           Year Ended
                                                                          December 31
                                                                              2000
                                                                        -----------------
                                                                         (in millions)
Expected............................................................          0.34
Actual..............................................................          0.27

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 3 -- Investments - (Continued)

At December 31, 2000, the mortgage portfolio was diversified by geographic region and specific collateral property type as displayed below:

                                   Carrying      Geographic                          Carrying
Property Type                       Amount       Concentration                        Amount
---------------------------------------------------------------------------------------------------
                                (in millions)                                      (in millions)
Apartments.................         $129.2       East North Central............      $   68.1
Hotels.....................           15.1       East South Central............          27.6
Industrial.................           77.4       Middle Atlantic...............          27.1
Office buildings ..........           99.2       Mountain......................          35.7
Retail.....................           45.7       New England...................          44.5
Mixed Use..................           13.5       Pacific.......................         120.7
Agricultural...............          165.6       South Atlantic................         156.7
Other......................           14.1       West North Central............          16.9
                                                 West South Central............          59.3
                                                 Canada/Other..................           3.2
Allowance for losses.......           (5.0)      Allowance for losses..........          (5.0)
                              ------------------                                 ------------------

Total......................         $554.8       Total.........................        $554.8
                              ==================                                 ==================

Bonds with amortized cost of $7.0 million were non-income producing for the year ended December 31, 2000.

Depreciation expense on investment real estate was $0.6 million in 2000. Accumulated depreciation was $2.5 million at December 31, 2000.

Investments in unconsolidated joint ventures and partnerships accounted for by using the equity method of accounting totaled $0.4 million at December 31, 2000. Total combined assets of these joint ventures and partnerships were $28.5 million (consisting primarily of investments), and total combined liabilities were $8.7 million (including $2.9 million of non-recourse notes payable to banks) at December 31, 2000. Total combined revenues and expenses of such joint ventures and partnerships were $77.6 million and $76.3 million, respectively, resulting in $1.3 million of total combined income from operations before income taxes in 2000. Net investment income on investments accounted for on the equity method totaled $0.4 million in 2000.

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 4 -- Derivatives

The notional amounts, carrying values and estimated fair values of the Company's derivative instruments are as follows:


                                        Number of
                                       Contracts/        Assets (Liabilities)
                                         Notional     ------------------------
                                          Amounts                 2000
                                     ---------------- ------------------------
                                                        Carrying        Fair
                                          2000           Value         Value
                                     ---------------- ------------- ----------
                                                    (in millions)
Asset Hedges:
  Futures contracts to sell
     securities ..................            6            --            --
  Interest rate swap agreements
     Notional ....................      $ 600.0            --         (10.8)
     Average fixed rate-paid .....         6.38%           --            --
     Average float rate-received           6.69%           --            --
  Currency rate swap
    agreements ...................      $  22.3          (0.6)         (0.6)
  Equity collar agreements .......           --           0.4           0.4

Liability Hedges:
  Futures contracts to acquire
     securities ..................           43           0.1           0.1
  Interest rate swap agreements
     Notional ....................      $ 570.0            --           9.6
     Average fixed rate-received .         6.43%           --            --
     Average float rate-paid .....         6.69%           --            --
  Interest rate cap agreements ...      $ 239.4           2.1           2.1
  Interest rate floor agreements .        485.4           4.5           4.5

Financial futures contracts are used principally to hedge risks associated with interest rate fluctuations on anticipated fixed income asset acquisitions. The Company is subject to the risks associated with changes in the value of the underlying securities; however, such changes in value generally are offset by opposite changes in the value of the hedged items. The contracts or notional amounts of the contracts represent the extent of the Company's involvement but not the future cash requirements, as the Company intends to close the open positions prior to settlement. The futures contracts expire in March 2001.

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 4 -- Derivatives - (Continued)

The interest rate swap agreements expire in 2001 to 2011. The interest rate cap agreements expire in 2006 to 2007 and interest rate floor agreements expire in 2010. The currency rate swap agreements expire in 2006 to 2015. The equity collar agreements expire in 2005.

Fair values for futures contracts are based on quoted market prices. Fair values for interest rate swap, cap and floor agreements, swaptions, and currency swap agreements and equity collar agreements are based on current settlement values. The current settlement values are based on quoted market prices, which utilize pricing models or formulas using current assumptions.

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

Note 5 -- Income Taxes

The Company is included in the consolidated federal income tax return of John Hancock Financial Services, Inc. The federal income taxes of the Company are allocated on a separate return basis with certain adjustments.


The components of income taxes were as follows:
                                                        Year Ended
                                                       December 31
                                                           2000
                                                    -----------------
                                                      (in millions)
Current taxes:
   Federal......................................            $15.2
   Foreign......................................              0.6
                                                    -----------------
                                                             15.8

Deferred taxes:
   Federal......................................             28.0
   Foreign......................................               --
                                                    -----------------
                                                             28.0
                                                    -----------------

Total income taxes..............................            $43.8
                                                    =================

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 5 -- Income Taxes - (Continued)

A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                                        Year Ended
                                                       December 31
                                                           2000
                                                    -----------------
                                                      (in millions)

Tax at 35%......................................           $50.1
Add (deduct):
     Equity base tax............................            (5.6)
     Tax credits................................            (0.6)
     Foreign taxes..............................             0.6
     Tax exempt investment income...............            (0.7)
                                                    -----------------

        Total income taxes......................           $43.8
                                                    =================

The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                      December 31
                                                         2000
                                                    ----------------
                                                     (in millions)
Deferred tax assets:
     Policy reserve adjustments.................        $  74.6
     Other postretirement benefits..............           23.3
     Book over tax basis of investments.........            7.8
     Interest...................................            7.5
     Unrealized losses..........................            1.4
                                                    ----------------
         Total deferred tax assets..............          114.6
                                                    ----------------

Deferred tax liabilities:
     Deferred policy acquisition costs..........          199.1
     Depreciation...............................            1.8
     Basis in partnerships......................            0.4
     Market discount on bonds...................            0.6
    Other                                                   9.5
                                                    ----------------
         Total deferred tax liabilities.........          211.4
                                                    ----------------

         Net deferred tax liabilities...........        $  96.8
                                                    ================

The Company made income tax payments of $62.9 million in 2000.

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 6 -- Debt and Line of Credit

At December 31, 2000, the Company had a line of credit with John Hancock Capital Corporation, an indirect, wholly-owned subsidiary of John Hancock, totaling $250.0 million. John Hancock Capital Corporation will commit, when requested, to loan funds at prevailing interest rates as agreed to from time to time between John Hancock Capital Corporation and the Company. At December 31, 2000, the Company had no outstanding borrowings under the agreement.

Note 7 -- Reinsurance

The effect of reinsurance on premiums written and earned was as follows:

                                                  2000
                                                 Premiums
                                           Written        Earned
                                       ----------------------------
                                              (in millions)
Life Insurance:
  Direct...........................         $34.1         $34.1
  Ceded............................          (5.5)         (5.5)
                                       ----------------------------
     Net life insurance premiums...         $28.6         $28.6
                                       ============================

For the year ended December 31, 2000, benefits to policyholders under life ceded reinsurance contracts were $3.0 million.

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

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 8 -- Commitments and Contingencies

The Company has extended commitments to purchase long-term bonds, issue real estate mortgages and purchase other assets totaling $37.0 million, $6.3 million and $17.4 million, respectively, at December 31, 2000. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. If funded, loans related to real estate mortgages would be fully collateralized by the related properties. The estimated fair value of the commitments described above was $62.9 million at December 31, 2000. The majority of these commitments expire in 2001.

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 2000. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

During 1997, John Hancock entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, John Hancock specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $66.3 million at December 31, 2000. No costs were incurred in 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's previous estimates, primarily due to additional outreach activities by regulatory authorities during 1998 encouraging class members to consider alternative dispute resolution relief. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly.

Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company. John Hancock and the Company will continue to update their estimate of the final cost of the settlement as claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at the time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional costs related to the settlement cannot be estimated with precision. If the Company's share of the settlement increases, John Hancock will contribute additional capital to the Company so that the Company's total shareholder's equity would not be impacted.

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 9 - Shareholder's Equity

(a) Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

                                                    Accumulated
                                                       Other
                                                   Comprehensive
                                                       Loss
                                               ---------------------

Balance at January 1, 2000...................           ($13.4)
                                               ---------------------
Gross unrealized gains (net of deferred
income tax expense of $9.7 million)..........             18.0
Less reclassification adjustment for
   gains, realized in net
   income (net of tax expense of
   $1.6 million)..........................                (2.9)
Adjustment to deferred policy acquisition
   costs (net of deferred income tax benefit
   of $2.1 million)..........................             (3.9)
                                               ---------------------
Net unrealized gains......................                11.2
                                               ---------------------
Balance at December 31, 2000..............              ($ 2.2)
                                               =====================



Net unrealized investment gains (losses), included in the consolidated balance sheet as a component of shareholder's equity, are summarized as follows:

                                                                  2000
                                                           ----------------
                                                             (in millions)

Balance, end of year comprises:
   Unrealized investment gains (losses) on:
      Fixed maturities...............................            ($7.0)
      Equity investments.............................              1.0
      Derivatives and other..........................              0.3
                                                           ----------------
Total................................................             (5.7)

Amounts
  attributable to:
      Deferred policy acquisition cost...............              2.1
      Deferred federal income taxes..................              1.4
                                                           ----------------
Total................................................              3.5
                                                           ----------------

Net unrealized investment gains......................            ($2.2)
                                                           ================

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 9 - Shareholder's Equity - (Continued)

(b) Statutory Results

The Company and its domestic insurance subsidiary prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the state of domicile. Prescribed statutory accounting practices include state laws, regulations and administrative rules, as well as guidance published by the NAIC. Permitted accounting practices encompass all accounting practices that are not prescribed by the sources noted above. Since 1988, the Commonwealth of Massachusetts Division of Insurance has provided the Company with approval to recognize a pension plan prepaid expense in accordance with the requirements of SFAS No. 87, "Employers' Accounting for Pensions." The Company furnishes the Commonwealth of Massachusetts Division of Insurance with an actuarial certification of the prepaid expense computation on an annual basis. The pension plan prepaid expense amounted to $55.6 million at December 31, 2000.

Statutory net income and surplus include the accounts of the Company and its wholly-owned subsidiary, Investors Partners Life Insurance Company.

                                            2000
                                      ----------------
                                       (in millions)
Statutory net income.............          $  26.6
Statutory surplus................            527.2

Massachusetts has enacted laws governing the payment of dividends by insurers. Under Massachusetts insurance law, no insurer may pay any shareholder dividends from any source other than statutory unassigned funds without the prior approval of Massachusetts Commissioner of Insurance. Massachusetts law also limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commonwealth of Massachusetts Insurance Commissioner, to the greater of (i) 10% of its statutory policyholders' surplus as of the preceding December 31 or (ii) the individual company's statutory net gain from operations for the preceding calendar year, if such insurer is a life company.

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 10 -- Segment Information

The Company's reportable segments are strategic business units offering different products and services. The reportable segments are managed separately, as they focus on different products, markets or distribution channels.

Retail-Protection Segment. Offers a variety of individual life insurance, including participating whole life, term life, universal life and variable life insurance. Products are distributed through multiple distribution channels, including insurance agents and brokers and alternative distribution channels that include banks, financial planners, direct marketing and the Internet.

Retail-Asset Gathering Segment. Offers individual annuities, consisting of fixed deferred annuities, fixed immediate annuities, single premium immediate annuities, and variable annuities. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners, and banks.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Allocations of net investment income are based on the amount of assets allocated to each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other relevant allocation methodologies.

Management of the Company evaluates performance based on segment after-tax operating income, which excludes the effect of net realized investment gains or losses and unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment gains and losses, including gains and losses on disposals of businesses and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of after-tax operating income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business.

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain realized investment gains (losses), net of related amortization adjustment for deferred policy acquisition costs; (ii) benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving certain individual life insurance policies sold from 1979 through 1996; (iii) restructuring costs related to our distribution systems and retail operations; (iv) the surplus tax on mutual life insurance companies that was allocated by John Hancock to the Company; and (v) a charge for certain one time costs associated with John Hancock's demutualization process.

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 10 -- Segment Information - (Continued)

The following table summarizes selected financial information by segment for the year ended or as of December 31 and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income (in millions):

                                                                            Retail
                                                          Retail            Asset
                                                        Protection        Gathering    Consolidated
                                                        ----------        ---------    ------------
2000
Revenues:
      Segment revenues............................         $530.8             $48.5       $579.3
      Realized investment losses, net.............          (10.6)               --        (10.6)
                                                      -----------------------------------------------
      Revenues....................................         $520.2             $48.5       $568.7
                                                      ===============================================
      Net investment income.......................         $215.9             ($2.5)      $213.4
Net Income:
      Segment after-tax operating income..........           96.0               6.3        102.3
      Realized investment losses, net.............           (6.8)               --         (6.8)
      Restructuring charges.......................           (1.1)               --         (1.1)
      Surplus tax.................................            5.4               0.2          5.6
      Other demutualization related costs.........           (0.5)             (0.1)        (0.6)
                                                      -----------------------------------------------
      Net income..................................          $93.0              $6.4        $99.4
                                                      ===============================================
Supplemental Information:
      Equity in net income of investees
       accounted for by the equity method.........           $1.3                --         $1.3
      Amortization of deferred policy
       acquisition costs..........................           17.6              16.4         34.0
      Income tax expense..........................           40.7               3.1         43.8
      Segment assets..............................        9,326.9           2,867.8     12,194.7
Net Realized Investment Gains Data:
      Net realized investment losses..............         $(14.4)               --       $(14.4)
      Add capitalization/less amortization of
        deferred policy acquisition costs
        related to net realized investment
        gains (losses) ...........................            3.8                --          3.8
                                                      -----------------------------------------------
      Net realized investment losses,
        net of related amortization of deferred
        policy acquisition costs - per
     consolidated financial statements............          (10.6)               --        (10.6)
      Less income tax effect......................            3.8                --          3.8
                                                      -----------------------------------------------
      Realized investment losses,
        net-after-tax adjustment made to
        calculate segment operating income .......          ($6.8)               --        ($6.8)
                                                      ===============================================

The Company operates only in the United States. The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 11 -- Fair Value of Financial Instruments

The following discussion outlines the methodologies and assumptions used to determine the fair value of the Company's financial instruments. The aggregate fair value amounts presented herein do not represent the underlying value of the Company and, accordingly, care should be exercised in drawing conclusions about the Company's business or financial condition based on the fair value information presented herein.

The following methods and assumptions were used by the Company to determine the fair values of financial instruments:

    Fair values for publicly traded fixed maturities (including redeemable preferred stocks) are obtained from an independent pricing service. Fair values for private placement securities and fixed maturities not provided by the independent pricing service are estimated by the Company by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The fair value for equity securities is based on quoted market prices.

    The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses using interest rates adjusted to reflect the credit characteristics of the loans. Mortgage loans with similar characteristics and credit risks are aggregated into qualitative categories for purposes of the fair value calculations. Fair values for impaired mortgage loans are measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral for loans that are collateral dependent.

    The carrying amount in the balance sheet for policy loans, short-term investments and cash and cash equivalents approximates their respective fair values.


    The fair value for fixed-rate deferred annuities is the cash surrender value, which represents the account value less applicable surrender charges. Fair values for immediate annuities without life contingencies are estimated based on discounted cash flow calculations using current market rates.

    The Company's derivatives include futures contracts, interest rate swap, cap and floor agreements, swaptions, currency rate swap agreements and equity collar agreements. Fair values for these contracts are based on current settlement values. These values are based on quoted market prices for the financial futures contracts and brokerage quotes that utilize pricing models or formulas using current assumptions for all swaps and other agreements.

    The fair value for commitments approximates the amount of the initial commitment.

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 11 -- Fair Value of Financial Instruments - (Continued)

The following table presents the carrying amounts and fair values of the Company's financial instruments:

                                                          December 31
                                                              2000
                                                 -------------------------------
                                                     Carrying          Fair
                                                      Value           Value
                                                 -------------------------------
                                                         (in millions)
Assets:
   Fixed maturities:
     Held-to-maturity..........................      $   715.4      $   686.8
     Available-for-sale........................        1,011.8        1,011.8
   Equity securities:
     Available-for-sale........................            8.1            8.1
   Mortgage loans on real estate...............          554.8          574.2
   Policy loans................................          334.2          334.2
   Short-term investments......................           21.7           21.7
   Cash and cash equivalents...................          277.3          277.3

Liabilities:
Fixed rate deferred and immediate annuities               63.8           60.4
Derivatives assets/(liabilities) relating to:
   Futures contracts, net......................            0.1            0.1
  Interest rate swap agreements                                          (1.2)
   Interest rate cap agreements................            2.1            2.1
   Interest rate floor agreements..............            4.5            4.5
   Currency rate swap agreements...............           (0.6)          (0.6)
   Equity collar agreements....................            0.4            0.4
Commitments                                                 --           62.9

                         Report of Independent Auditors

To the Directors and Policyholders
John Hancock Variable Life Insurance Company

We have audited the accompanying statutory-basis statements of financial position of John Hancock Variable Life Insurance Company as of December 31, 2000, 1999 and 1998, and the related statutory-basis statements of operations and unassigned deficit and cash flows for each of the three years in the period ended December 31, 2000 audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As described in Note 1 to the financial statements, the Company presents its financial statements in conformity with accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance, which practices differ from accounting principles generally accepted in the United States. The variances between such practices and accounting principles generally accepted in the United States and the effects on the accompanying financial statements also are described in Note 1.

In our opinion, because of the effects of the matter described in the preceding paragraph, the financial statements referred to above do not present fairly, in conformity with accounting principles generally accepted in the United States, the financial position of John Hancock Variable Life Insurance Company at December 31, 2000, 1999, and 1998, or the results of its operations or its cash flows for each of the three years in the period ended December 31, 2000.

However, in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Variable Life Insurance Company at December 31, 2000, 1999, and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                         /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 9, 2001

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                STATUTORY-BASIS STATEMENTS OF FINANCIAL POSITION

                                                                                          December 31
                                                                            2000              1999             1998
                                                                      -----------------------------------------------------
                                                                                         (In millions)
ASSETS
   Bonds--Note 6                                                          $ 1,400.5         $ 1,216.3          $1,185.8
   Preferred stocks                                                            44.0              35.9              36.5
   Common stocks                                                                2.8               3.2               3.1
   Investment in affiliates                                                    84.8              80.7              81.7
   Mortgage loans on real estate--Note 6                                      456.0             433.1             388.1
   Real estate                                                                 24.5              25.0              41.0
   Policy loans                                                               218.9             172.1             137.7
   Cash items:
      Cash in banks                                                            45.4              27.2              11.4
      Temporary cash investments                                              226.6             222.9               8.5
                                                                      -----------------------------------------------------
                                                                              272.0             250.1              19.9

   Premiums due and deferred                                                   73.0              29.9              32.7
   Investment income due and accrued                                           43.3              33.2              29.8
   Other general account assets                                                17.6              65.3              47.5
   Assets held in separate accounts                                         8,082.8           8,268.2           6,595.2
                                                                      -----------------------------------------------------

                                       TOTAL ASSETS                       $10,720.2         $10,613.0          $8,599.0
                                                                      =====================================================

Obligations and Stockholder's Equity

Obligations
   Policy reserves                                                        $ 2,207.9         $ 1,866.6          $1,652.0
   Federal income and other taxes
       payable--Note 1                                                         (7.4)             67.3              44.3
   Other general account obligations                                          166.3             219.0             150.9
   Transfers from separate accounts, net                                     (198.5)           (221.6)           (190.3)
   Asset valuation reserve--Note 1                                             26.7              23.1              21.9
   Obligations related to separate accounts                                 8,076.4           8,261.6           6,589.4
                                                                      -----------------------------------------------------
                                  TOTAL OBLIGATIONS                        10,271.4          10,216.0           8,268.2
                                                                      =====================================================

Stockholder's equity
   Common Stock, $50 par value; authorized 50,000 shares;
      issued and outstanding 50,000 shares                                      2.5               2.5               2.5
   Paid-in capital                                                            572.4             572.4             377.5
   Unassigned deficit--Note 10                                               (126.1)           (177.9)            (49.2)
                                                                      -----------------------------------------------------

                         TOTAL STOCKHOLDER'S EQUITY                           448.8             397.0             330.8
                                                                      -----------------------------------------------------

         TOTAL OBLIGATIONS AND STOCKHOLDER'S EQUITY                       $10,720.2         $10,613.0          $8,599.0
                                                                      =====================================================

       The accompanying notes are an integral part of the statutory-basis financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

         STATUTORY-BASIS STATEMENTS OF OPERATIONS AND UNASSIGNED DEFICIT

                                                                                    Year ended December 31
                                                                            2000             1999             1998
                                                                     ----------------------------------------------------
                                                                                        (In Millions)
INCOME
   Premiums                                                              $   945.5        $   950.8        $1,272.3
   Net investment income--Note 3                                             176.7            136.0           122.8
   Other, net                                                                475.6            605.4           618.1
                                                                     ----------------------------------------------------
                                                                           1,597.8          1,692.2         2,013.2

BENEFITS AND EXPENSES
   Payments to policyholders and beneficiaries                               340.8            349.9           301.4
   Additions to reserves to provide for future payments to
     policyholders and beneficiaries                                         844.4            888.8         1,360.2
   Expenses of providing service to policyholders and
     obtaining new insurance--Note 5                                         363.4            314.4           274.2
   State and miscellaneous taxes                                              25.8             20.5            28.1
                                                                     ----------------------------------------------------
                                                                           1,574.4          1,573.6         1,963.9
                                                                     ----------------------------------------------------
                  GAIN FROM OPERATIONS BEFORE FEDERAL INCOME
               TAX (CREDIT) EXPENSE AND NET REALIZED CAPITAL                  23.4            118.6            49.3
LOSSES

Federal income tax (credit) expense--Note 1                                  (18.0)            42.9            33.1
                                                                     ----------------------------------------------------
                             GAIN FROM OPERATIONS BEFORE NET
                                     REALIZED CAPITAL LOSSES                  41.4             75.7            16.2

Net realized capital losses--Note 4                                          (18.2)            (1.7)           (0.6)
                                                                     ----------------------------------------------------
                                                  NET INCOME                  23.2             74.0            15.6

Unassigned deficit at beginning of year                                     (177.9)           (49.2)          (58.3)
Net unrealized capital gains (losses) and other
  adjustments--Note 4                                                          8.0             (3.8)           (6.0)
Adjustment to premiums due and deferred                                       21.4               --              --
Other reserves and adjustments--Note 10                                       (0.8)          (198.9)           (0.5)
                                                                     ----------------------------------------------------

                           UNASSIGNED DEFICIT AT END OF YEAR            $   (126.1)      $   (177.9)       $  (49.2)
                                                                     ====================================================

               The accompanying notes are an integral part of the
                     statutory-basis financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                    STATUTORY-BASIS STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31
                                                                              2000              1999              1998
                                                                       -------------------------------------------------------
                                                                                             (In millions)
 Cash flows from operating activities:
    Insurance premiums                                                     $   939.9         $   958.5          $1,275.3
    Net investment income                                                      166.0             134.2             118.2
    Benefits to policyholders and beneficiaries                               (315.1)           (321.6)           (275.5)
    Dividends paid to policyholders                                            (26.1)            (25.6)          (  22.3)
    Insurance expenses and taxes                                              (362.4)           (344.8)           (296.9)
    Net transfers to separate accounts                                        (513.0)           (705.3)           (874.4)
    Other, net                                                                 347.4             540.6             551.3
                                                                       -------------------------------------------------------
                  NET CASH PROVIDED FROM OPERATIONS                            236.7             236.0             475.7
                                                                       -------------------------------------------------------

  Cash flows used in investing activities:
    Bond purchases                                                            (450.7)           (240.7)           (618.8)
    Bond sales                                                                 148.0             108.3             340.7
    Bond maturities and scheduled redemptions                                   80.0              78.4             111.8
    Bond prepayments                                                            29.4              18.7              76.5
    Stock purchases                                                             (8.8)             (3.9)            (23.4)
    Proceeds from stock sales                                                    1.7               3.6               1.9
    Real estate purchases                                                       (0.4)             (2.2)             (4.2)
    Real estate sales                                                            0.2              17.8               2.1
    Other invested assets purchases                                            (13.8)             (4.5)              -
    Mortgage loans issued                                                      (85.7)            (70.7)           (145.5)
    Mortgage loan repayments                                                    61.6              25.3              33.2
    Other, net                                                                  23.7             (68.9)           (435.2)
                                                                       -------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                           (214.8)           (138.8)           (660.9)
                                                                       -------------------------------------------------------

 Cash flows from financing activities:
    Capital contribution                                                          --             194.9
    Net (decrease) increase in short-term note payable                            --             (61.9)             61.9
                                                                       -------------------------------------------------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES                               --             133.0              61.9
                                                                       -------------------------------------------------------

          INCREASE (DECREASE) IN CASH AND TEMPORARY
                                    CASH INVESTMENTS                            21.9             230.2            (123.3)

 Cash and temporary cash investments at beginning of year                      250.1              19.9             143.2
                                                                       -------------------------------------------------------

                CASH AND TEMPORARY CASH INVESTMENTS
                                     AT END OF YEAR                        $   272.0         $   250.1         $    19.9
                                                                       =======================================================

       The accompanying notes are an integral part of the statutory-basis financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                  NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

Note 1 -- Nature of Operations and Significant Accounting Practices

John Hancock Variable Life Insurance Company (the Company) is a wholly-owned subsidiary of John Hancock Life Insurance Company (John Hancock ). The Company, domiciled in the Commonwealth of Massachusetts, writes variable and universal life insurance policies and variable annuity contracts. Those policies primarily are marketed through John Hancock's sales organization, which includes a career agency system composed of Company-supported independent general agencies and a direct brokerage system that markets directly to external independent brokers. Policies also are sold through various unaffiliated securities broker-dealers and certain other financial institutions. Currently, the Company writes business in all states except New York.

Pursuant to a Plan of Reorganization approved by the policyholders and the Commonwealth of Massachusetts Division of Insurance, effective February 1, 2000, John Hancock converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock changed its name to John Hancock Life Insurance Company. In addition, on February 1, 2000, John Hancock Financial Services, Inc. completed its initial public offering and 102 million shares of common stock were issued at an initial public offering price of $17 per share.

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Basis of Presentation: The financial statements have been prepared using accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance and in conformity with the practices of the National Association of Insurance Commissioners (NAIC), which practices differ from generally accepted accounting principles (GAAP).

The significant differences from GAAP include: (1) policy acquisition costs are charged to expense as incurred rather than deferred and amortized in relation to future estimated gross profits; (2) policy reserves are based on statutory mortality, morbidity, and interest requirements without consideration of withdrawals and Company experience; (3) certain assets designated as "nonadmitted assets" are excluded from the balance sheet by direct charges to surplus; (4) reinsurance recoverables are netted against reserves and claim liabilities rather than reflected as an asset; (5) bonds held as available-for-sale are recorded at amortized cost or market value as determined by the NAIC rather than at fair value; (6) an Asset Valuation Reserve and Interest Maintenance Reserve as prescribed by the NAIC are not calculated under GAAP. Under GAAP, realized capital gains and losses are reported in the income statement on a pretax basis as incurred. The carrying values of investment securities and real estate are reduced through the income statement when there has been a decline in value deemed other than temporary and mortgage loan valuation allowances, if necessary, are established when the Company determines it is probable that it will be unable to collect all amounts of principal and interest due according to the contractual terms of the mortgage loan agreement;
(7) investments in affiliates are carried at their net equity value with changes in value being recorded directly to unassigned deficit rather than consolidated in the financial statements; (8) no provision is made for the deferred income tax effects of temporary differences between book and tax basis reporting; and
(9) certain items, including modifications to required policy reserves resulting from changes in actuarial assumptions, are recorded directly to unassigned deficit rather than being reflected in income. GAAP net income for the year ended December 31, 2000 and GAAP shareholder's equity as of December 31, 2000 and 1999 were $99.4 million, $805.6 million and $695.0 million, respectively. The effects of variances from GAAP on net income for the year ended December 31, 1999 have not been determined but are presumed to be material.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                  NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

Note 1 -- Nature of Operations and Significant Accounting
          Practices - (Continued)

The significant accounting practices of the Company are as follows:

Permitted Statutory Accounting Practices: In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribed statutory accounting practices and results in changes to the accounting practices that the Company will use to prepare its statutory-basis financial statements. The Commonwealth of Massachusetts Division of Insurance has adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification will be reported as an adjustment to surplus as of January 1, 2001. Management believes that, although the implementation of Codification will have a negative impact on the Company's statutory-basis capital and surplus, the Company will remain in compliance with all regulatory and contractual obligations.

Revenues and Expenses: Premium revenues are recognized over the premium-paying period of the policies whereas expenses, including the acquisition costs of new business, are charged to operations as incurred and policyholder dividends are provided as paid or accrued.

Cash and Temporary Cash Investments: Cash includes currency on hand and demand deposits with financial institutions. Temporary cash investments are short-term, highly-liquid investments both readily convertible to known amounts of cash and so near maturity that there is insignificant risk of changes in value because of changes in interest rates.

Valuation of Assets: General account investments are carried at amounts determined on the following bases:

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

         The net interest effect of interest rate and currency rate swap transactions is recorded as an adjustment of interest income as incurred. The initial cost of interest rate cap and floor agreements is amortized to net investment income over the life of the related agreement. Gains and losses on financial futures contracts used as hedges against interest rate fluctuations are deferred and recognized in income over the period being hedged. Net premiums related to equity collar positions are amortized into income on a straight-line basis over the term of the collars. The interest rate cap and floor agreements and collars are carried at fair value, with changes in fair value reflected directly in unassigned deficit.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Nature of Operations and Significant Accounting Practices -
(Continued)

         Mortgage loans are carried at outstanding principal balance or amortized cost.

         Investment real estate is carried at depreciated cost, less encumbrances. Depreciation on investment real estate is recorded on a straight-line basis. Accumulated depreciation amounted to $2.5 million in 2000, $1.9 million in 1999, and $3.0 million in 1998.

         Real estate acquired in satisfaction of debt and real estate held for sale are carried at the lower of cost or fair value.

         Policy loans are carried at outstanding principal balance, not in excess of policy cash surrender value.

Asset Valuation and Interest Maintenance Reserves: The Asset Valuation Reserve
(AVR) is computed in accordance with the prescribed NAIC formula and represents a provision for possible fluctuations in the value of bonds, equity securities, mortgage loans, real estate and other invested assets. Changes to the AVR are charged or credited directly to the unassigned deficit.

The Company also records the NAIC prescribed Interest Maintenance Reserve (IMR) that represents that portion of the after tax net accumulated unamortized realized capital gains and losses on sales of fixed income securities, principally bonds and mortgage loans, attributable to changes in the general level of interest rates. Such gains and losses are deferred and amortized into income over the remaining expected lives of the investments sold. At December 31, 2000, the IMR, net of 2000 amortization of $1.6 million, amounted to $4.2 million, which is included in other general account obligations. The corresponding 1999 amounts were $2.3 million and $7.4 million, respectively, and the corresponding 1998 amounts were $2.4 and $10.7 million, respectively.

Goodwill: The excess of cost over the statutory book value of the net assets of life insurance business acquired was $6.3 million, $8.9 million, and $11.4 million at December 31, 2000, 1999 and 1998, respectively, and generally is amortized over a ten-year period using a straight-line method.

Separate Accounts: Separate account assets and liabilities reported in the accompanying statements of financial position represent funds that are separately administered, principally for variable annuity contracts and variable life insurance policies, and for which the contractholder, rather than the Company, generally bears the investment risk. Separate account obligations are intended to be satisfied from separate account assets and not from assets of the general account. Separate accounts generally are reported at fair value. The operations of the separate accounts are not included in the statement of operations; however, income earned on amounts initially invested by the Company in the formation of new separate accounts is included in other income.

Fair Value Disclosure of Financial Instruments: Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about certain financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate the value. In situations where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Therefore, the aggregate fair value amounts presented do not represent the underlying value of the Company. See Note 11.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Nature of Operations and Significant Accounting Practices -
(Continued)

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

     The fair value for outstanding commitments to purchase long-term bonds and issue real estate mortgages is estimated using a discounted cash flow method incorporating adjustments for the difference in the level of interest rates between the dates the commitments were made and December 31, 2000.

Capital Gains and Losses: Realized capital gains and losses are determined using the specific identification method. Realized capital gains and losses, net of taxes and amounts transferred to the IMR, are included in net gain or loss. Unrealized gains and losses, which consist of market value and book value adjustments, are shown as adjustments to the unassigned deficit.

Policy Reserves: Life reserves are developed by actuarial methods and are determined based on published tables using statutorily specified interest rates and valuation methods that will provide, in the aggregate, reserves that are greater than or equal to the minimum or guaranteed policy cash values or the amounts required by the Commonwealth of Massachusetts Division of Insurance. Reserves for variable life insurance policies are maintained principally on the modified preliminary term method using the 1958 and 1980 Commissioner's Standard Ordinary (CSO) mortality tables, with an assumed interest rate of 4% for policies issued prior to May 1, 1983 and 4 1/2% for policies issued on or thereafter. Reserves for single premium policies are determined by the net single premium method using the 1958 CSO mortality table, with an assumed interest rate of 4%. Reserves for universal life policies issued prior to 1985 are equal to the gross account value which at all times exceeds minimum statutory requirements. Reserves for universal life policies issued from 1985 through 1988 are maintained at the greater of the Commissioner's Reserve Valuation Method (CRVM) using the 1958 CSO mortality table, with 4 1/2% interest or the cash surrender value. Reserves for universal life policies issued after 1988 and for flexible variable policies are maintained using the greater of the cash surrender value or the CRVM method with the 1980 CSO mortality table and 5 1/2% interest for policies issued from 1988 through 1992; 5% interest for policies issued in 1993 and 1994; and 4 1/2% interest for policies issued in 1995 through 2000.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Nature of Operations and Significant Accounting Practices -
(Continued)

Federal Income Taxes: Federal income taxes are reported in the financial statements based on amounts determined to be payable as a result of operations within the current accounting period. The operations of the Company are consolidated with John Hancock in filing a consolidated federal income tax return for the affiliated group. The federal income taxes of the Company are allocated on a separate return basis with certain adjustments. The Company made federal income tax payments of $65.1 million in 2000, $10.6 million in 1999, and $38.2 million in 1998.

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

Adjustments to Policy Reserves: From time to time, the Company finds it appropriate to modify certain required policy reserves because of changes in actuarial assumptions. Reserve modifications resulting from such determinations are recorded directly to stockholder's equity. No such refinements were made during 2000, 1999 or 1998.

Reinsurance: Premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. Amounts applicable to reinsurance ceded for future policy benefits, unearned premium reserves and claim liabilities have been reported as reductions of these items.

Note 2 - Investment in Affiliate

 The Company owns all outstanding shares of Investors Partner Life Insurance Company (IPL). IPL manages a block of single premium whole life insurance business and began marketing term life and variable universal life products through brokers in 1999.

Summarized statutory-basis financial information for IPL for 2000, 1999 and 1998 is as follows:

                                2000             1999               1998
                          -----------------------------------------------------
                                            (In millions)

Total assets                   $ 554.7           $571.0            $ 587.8
Total liabilities                476.3            499.2              517.5
Total revenues                    42.8             35.6               38.8
Net income                         3.3              3.5                3.8

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 3 -- Net Investment Income

Investment income has been reduced by the following amounts:

                                                                            2000             1999              1998
                                                                     ----------------------------------------------------
                                                                                        (In millions)

Investment expenses                                                         $ 9.0            $ 9.5             $ 8.3
Interest expense                                                              -                1.7               2.4
Depreciation expense                                                          0.6              0.6               0.8
Investment taxes                                                              0.5              0.3               0.7
                                                                     ----------------------------------------------------

                                                                            $10.1            $12.1             $12.2
                                                                     ====================================================

Note 4 -- Net Capital Gains (Losses) and Other Adjustments

Net realized capital losses consist of the following items:

                                                                            2000             1999              1998
                                                                     ----------------------------------------------------
                                                                                        (In millions)

Net (losses) gains from asset sales                                        $(19.5)           $(2.8)            $ 7.6
Capital gains tax                                                            (0.3)             0.2              (2.9)
Amounts transferred to IMR                                                    1.6              0.9              (5.3)
                                                                     ----------------------------------------------------

                                 Net realized capital losses               $(18.2)           $(1.7)            $(0.6)
                                                                     ====================================================

Net unrealized capital gains (losses) and other adjustments consist of the following items:

                                                                            2000             1999              1998
                                                                     ----------------------------------------------------
                                                                                        (In millions)
Net gains (losses) from changes in security
  values and book value adjustments                                         $11.6            $(2.6)            $(2.7)
Increase in asset valuation reserve                                          (3.6)            (1.2)             (3.3)
                                                                     ----------------------------------------------------
                    Net unrealized capital gains (losses)
                                 and other adjustments                       $8.0            $(3.8)            $(6.0)
                                                                     ====================================================

Note 5 -- Transactions With Parent

John Hancock provides the Company with personnel, property and facilities in carrying out certain of its corporate functions. John Hancock annually determines a fee for these services and facilities based on a number of criteria which were revised in 2000, 1999 and 1998 to reflect continuing changes in the Company's operations. The amount of the service fee charged to the Company was $162.2 million, $188.3 million, $157.5 million, in 2000, 1999, and 1998, respectively, which has been included in insurance and investment expenses. John Hancock has guaranteed that, if necessary, it will make additional capital contributions to prevent the Company's stockholder's equity from declining below $1.0 million.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 5 -- Transactions With Parent - (Continued)

The service fee charged to the Company by John Hancock includes $0.7 million, $0.2 million, and $0.7 million in 2000, 1999, and 1998, respectively, representing the portion of the provision for retiree benefit plans determined under the accrual method, including a provision for the 1993 transition liability which is being amortized over twenty years, that was allocated to the Company. John Hancock allocates a portion of the activity related to its defined benefit pension plans to the Company. The pension plan prepaid expense allocated to the Company amounted to $55.0 million and $41.9 million in 2000 and 1999, respectively. Since 1988, the Massachusetts Division of Insurance has provided the Company with approval to recognize the pension plan prepaid expense, if any, in accordance with the requirements of SFAS No. 87, "Employers' Accounting for Pensions." The Company furnishes the Division of Insurance with an actuarial certification of the prepaid expense computation on an annual basis.


The Company has a modified coinsurance agreement with John Hancock to reinsure 50% of 1994 through 2000 issues of flexible premium variable life insurance and scheduled premium variable life insurance policies. In connection with this agreement, John Hancock transferred $24.2 million, $44.5 million, and $4.9 million of cash for tax, commission, and expense allowances to the Company, which decreased the Company's net gain from operations by $0.9 million in 2000, and increased the Company's net gain from operations by $20.6 million, and $22.2 million in 1999, and 1998, respectively.

Effective January 1, 1996, the Company entered into a modified coinsurance agreement with John Hancock to reinsure 50% of the 1995 in-force block and 50% of 1996 and all future issue years of certain variable annuity contracts (Independence Preferred, Declaration, Independence 2000, MarketPlace, and Revolution). In connection with this agreement, the Company received a net cash payment of $17.4 million, $40.0 million, and $12.7 million in 2000, 1999, and 1998, respectively, for surrender benefits, tax, reserve increase, commission, expense allowances and premium. This agreement increased the Company's net gain from operations by $5.6 million, $26.9 million, and $8.4 million in 2000, 1999, and 1998, respectively.

Effective January 1, 1997, the Company entered into a stop-loss agreement with John Hancock to reinsure mortality claims in excess of 100% of expected mortality claims in 2000, 1999 and 1998 for all policies that are not reinsured under any other indemnity agreement. In connection with the agreement, John Hancock received $1.0 million, $0.8 million, and $1.0 million in 2000, 1999, and 1998, respectively, for mortality claims to the Company. This agreement decreased the Company's net gain from operations by $1.1 million in 2000 and $0.5 million in both 1999 and 1998.

The Company had a $200.0 million line of credit with an affiliate, John Hancock Capital Corp. At December 31, 2000 and 1999, the Company had no outstanding borrowings under this agreement.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 6 -- Investments

The statement value and fair value of bonds are shown below:

                                                                   Gross          Gross
                                                 Statement      Unrealized      Unrealized
                                                   Value           Gains          Losses       Fair Value
                                              -------------------------------------------------------------
                                                                      (In millions)
December 31, 2000

U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies                                    $    5.7         $     --      $     --         $    5.7

Obligations of states and political
   subdivisions                                     1.8               --            --              1.8

Debt securities issued by foreign
   governments                                     10.9              0.3           0.6             10.6

Corporate securities                            1,158.8             36.4          68.5          1,126.7

Mortgage-backed securities                        223.3              3.4           4.6            222.1
                                              -------------------------------------------------------------

Total bonds                                    $1,400.5         $   40.1      $   73.7         $1,366.9
                                              =============================================================

December 31, 1999

U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies                                    $    5.9               --      $    0.1         $    5.8

Obligations of states and political
   subdivisions                                     2.2         $    0.1           0.1              2.2

Debt securities issued by foreign
   governments                                     13.9              0.8           0.1             14.6

Corporate securities                              964.9             13.0          59.4            918.5

Mortgage-backed securities                        229.4              0.5           7.8            222.1
                                              -------------------------------------------------------------

Total bonds                                    $1,216.3         $   14.4      $   67.5         $1,163.2
                                              =============================================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 6 -- Investments - (Continued)

                                                                   Gross          Gross
                                                 Statement      Unrealized      Unrealized
                                                   Value           Gains          Losses       Fair Value
                                               -------------------------------------------------------------
                                                                      (In millions)
December 31, 1998

U.S. Treasury securities and obligations of
   U.S. government corporations and agencies      $    5.1     $    0.1             --         $    5.2

Obligations of states and political
   subdivisions                                        3.2          0.3             --              3.5

Corporate securities                                 925.2         50.4       $   15.0            960.6

Mortgage-backed securities                           252.3         10.0            0.1            262.2
                                               -------------------------------------------------------------

Total bonds                                       $1,185.8     $   60.8       $   15.1         $1,231.5
                                               =============================================================

The statement value and fair value of bonds at December 31, 2000, by contractual maturity, are shown below. Maturities will differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

                                                Statement            Fair
                                                  Value             Value
                                             -----------------------------------
                                                        (In millions)

Due in one year or less                         $    72.4        $    72.5
Due after one year through five years               424.2            427.7
Due after five years through ten years              428.5            419.5
Due after ten years                                 252.1            225.1
                                             -----------------------------------
                                                  1,177.2          1,144.8

Mortgage-backed securities                          223.3            222.1
                                             -----------------------------------

                                                 $1,400.5         $1,366.9
                                             ===================================

Gross gains of $0.9 million in 2000, $0.3 million in 1999, and $3.4 million in 1998 and gross losses of $3.0 million in 2000, $4.0 million in 1999 and $0.7 million in 1998 were realized from the sale of bonds.

At December 31, 2000, bonds with an admitted asset value of $9.6 million were on deposit with state insurance departments to satisfy regulatory requirements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 6 -- Investments - (Continued)

The cost of common stocks was $3.1 million at December 31, 2000 and 1999 and $2.1 million at December 31, 1998. At December 31, 2000, gross unrealized appreciation on common stocks totaled $1.5 million, and gross unrealized depreciation totaled $1.8 million. The fair value of preferred stock totaled $41.6 million, $35.9 million, and $36.5 million at December 31, 2000, 1999, and 1998, respectively.

Bonds with amortized cost of $5.1 million were non-income producing for the twelve months ended December 31, 2000.

At December 31, 2000, the mortgage loan portfolio was diversified by geographic region and specific collateral property type as displayed below. The Company controls credit risk through credit approvals, limits and monitoring procedures.

                                        Statement                 Geographic                 Statement
           Property Type                  Value                 Concentration                  Value
-----------------------------------------------------------------------------------------------------------
                                      (In millions)                                        (In millions)

Apartments                                 $93.7               East North Central             $  64.3
Hotels                                      13.0               East South Central                20.9
Industrial                                  63.5               Middle Atlantic                   20.9
Office buildings                            84.7               Mountain                          27.0
Retail                                      35.4               New England                       23.4
Agricultural                               142.5               Pacific                          108.0
Other                                       23.2               South Atlantic                   120.7
                                                               West North Central                16.0
                                                               West South Central                51.5
                                                               Other                              3.3
                                     -----------------                                   ------------------

                                          $456.0                                               $456.0
                                     =================                                   ==================

At December 31, 2000, the fair values of the commercial and agricultural mortgage loans portfolios were $317.5 million and $149.8 million, respectively. The corresponding amounts as of December 31, 1999 were approximately $323.5 million and $98.2 million, respectively.

The maximum and minimum lending rates for mortgage loans during 2000 were 12.84% and 8.29% for agricultural loans, and 8.94% and 8.07% for other properties. Generally, the maximum percentage of any loan to the value of security at the time of the loan, exclusive of insured, guaranteed or purchase money mortgages, is 75%. For city mortgages, fire insurance is carried on all commercial and residential properties at least equal to the excess of the loan over the maximum loan which would be permitted by law on the land without the building, except as permitted by regulations of the Federal Housing Commission on loans fully insured under the provisions of the National Housing Act. For agricultural mortgage loans, fire insurance is not normally required on land based loans except in those instances where a building is critical to the farming operation. Fire insurance is required on all agri-business facilities in an aggregate amount equal to the loan balance.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 7 -- Reinsurance

The Company cedes business to reinsurers to share risks under variable life, universal life and flexible variable life insurance policies for the purpose of reducing exposure to large losses. Premiums, benefits and reserves ceded to reinsurers in 2000 were $588.1 million, $187.3 million, and $19.9 million, respectively. The corresponding amounts in 1999 were $594.9 million, $132.8 million, and $13.6 million, respectively, and the corresponding amounts in 1998 were $590.2 million, $63.2 million, and $8.2 million, respectively.

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

The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than nonpayment of premiums or other similar credits. The Company does not have any reinsurance agreements in effect in which the amount of losses paid or accrued through December 31, 2000 would result in a payment to the reinsurer of amounts which, in the aggregate and allowing for offset of mutual credits from other reinsurance agreements with the same reinsurer, exceed the total direct premiums collected under the reinsured policies.

Note 8 -- Financial Instruments With Off-Balance-Sheet Risk

The notional amounts, carrying values and estimated fair values of the Company's derivative instruments were as follows at December 31:

                                        Number of
                                       Contracts/              Assets (Liabilities)
                                    Notional Amounts                   2000
                                   ---------------------------------------------------------
                                                             Carrying             Fair
                                          2000                 Value             Value
                                   ---------------------------------------------------------
                                                       ($ In millions)
Futures contracts to sell
   securities                              $ --                $ --              $ --
Futures contracts to buy
   securities                                43                 0.1               0.1
Interest rate swap agreements          $1,150.0                  --
Interest rate cap agreements              239.4                 2.1               2.1
Currency rate swap agreements
                                           22.3                  --              (0.6)
Equity collar agreements                     --                 0.4               0.4
Interest rate floor agreements            361.4                 1.4               1.4

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 8 -- Financial Instruments With Off-Balance-Sheet Risk - (Continued)

                                         Number of
                                        Contracts/              Assets (Liabilities)
                                     Notional Amounts                   1999
                                   ---------------------------------------------------------
                                                             Carrying             Fair
                                          1999                 Value             Value
                                   ---------------------------------------------------------
                                                       ($ In millions)
Futures contracts to sell
   securities                                 362            $ 0.6                 $ 0.6
Interest rate swap agreements
                                          $ 965.0               --                  11.5
Interest rate cap agreements
                                            239.4              5.6                   5.6
Currency rate swap agreements
                                             15.8               --                  (1.6)

                                         Number of
                                        Contracts/              Assets (Liabilities)
                                     Notional Amounts                   1998
                                   ---------------------------------------------------------
                                                             Carrying             Fair
                                          1998                 Value             Value
                                   ---------------------------------------------------------
                                                       ($ In millions)
Futures contracts to sell
   securities                                 947           $ (0.5)               $ (0.5)
Interest rate swap agreements
                                          $ 365.0               --                 (17.7)
Interest rate cap agreements
                                             89.4              3.1                   3.1
Currency rate swap agreements
                                             15.8               --                  (3.3)

The Company uses futures contracts, interest rate swap, cap agreements, and currency rate swap agreements for other than trading purposes to hedge and manage its exposure to changes in interest rate levels, foreign exchange rate fluctuations and to manage duration mismatch of assets and liabilities.

The Company invests in common stock that is subject to fluctuations from market value changes in stock prices. The Company sometimes seeks to reduce its market exposure to such holdings by entering into equity collar agreements. A collar consists of a call that limits the Company's potential gain from appreciation in the stock price as well as a put that limits the Company's loss potential from a decline in the stock price.
The futures contracts expire in 2001. The interest rate swap agreements expire in 2000 to 2011. The interest rate cap agreements expire in 2006 to 2008. The currency rate swap agreements expire in 2006 to 2015. The equity collar agreements expire in 2005.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 9 -- Policy Reserves, Policyholders' and Beneficiaries' Funds and Obligations Related To Separate Accounts

The Company's annuity reserves and deposit fund liabilities that are subject to discretionary withdrawal, with and without adjustment, are summarized as follows:

                                                                    December 31, 2000         Percent
                                                                  -----------------------------------------
                                                                               (In millions)

Subject to discretionary withdrawal (with adjustment)
   With market value adjustment                                           $   30.3               1.1%
   At book value less surrender charge                                        54.7               2.1
   At market value                                                         2,250.3              84.8
                                                                  -----------------------------------------
    Total with adjustment                                                  2,335.3              88.0
Subject to discretionary withdrawal
   at book value (without adjustment)                                        312.8              11.8
Not subject to discretionary withdrawal - general
   account                                                                     7.1               0.2
                                                                  -----------------------------------------

Total annuity reserves and deposit liabilities                            $2,655.2             100.0%
                                                                  =========================================

Note 10 -- Commitments and Contingencies

The Company has extended commitments to purchase long-term bonds issue real estate mortgages and purchase other assets totaling $33.5 million, $6.3 million and $14.7 million, respectively, at December 31, 2000. The Company monitors the creditworthiness of borrowers under long-term bonds commitments and requires collateral as deemed necessary. If funded, loans related to real estate mortgages would be fully collateralized by the related properties. The estimated fair value of the commitments described above is $56.4 million at December 31, 2000. The majority of these commitments expire in 2001.

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 2000. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

During 1997, John Hancock entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, John Hancock specifically denied any wrongdoing. During 1999, the Company recorded a $194.9 million reserve, through a direct charge to its unassigned deficit, representing the Company's share of the settlement and John Hancock contributed $194.9 million of capital to the Company. The reserve held at December 31, 2000 amounted to $39.5 million and is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 10 -- Commitments and Contingencies - (Continued)

Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company. John Hancock and the Company will continue to update their estimate of the final cost of the settlement as claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at this time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional costs related to the settlement cannot be estimated with precision. If the Company's share of the settlement increases, John Hancock will contribute additional capital to the Company so that the Company's total stockholder's equity would not be impacted.

Note 11 -- Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company's financial instruments:

                                                                       December 31
                                                           2000                           1999
                                               -------------------------------------------------------------
                                                 Carrying          Fair         Carrying          Fair
                                                  Amount          Value          Amount          Value
                                               -------------------------------------------------------------
                                                                      (In millions)

Assets
   Bonds--Note 6                                $1,400.5        $1,366.9        $1,216.3         $1,163.2
   Preferred stocks--Note 6                         44.0            41.6            35.9             35.9
   Common stocks--Note 6                             2.8             2.8             3.2              3.2
   Mortgage loans on real estate--Note 6           456.0           467.3           433.1            421.7
   Policy loans--Note 1                            218.9           218.9           172.1            172.1
   Cash items--Note 1                              272.0           272.0           250.1            250.1

Derivatives assets (liabilities) relating
   To:--Note 8
   Futures contracts                                 0.1             0.1             0.6              0.6
   Interest rate swaps                                --            (0.4)             --             11.5
   Currency rate swaps                                --            (0.6)             --             (1.6)
   Interest rate caps                                2.1             2.1             5.6              5.6
   Equity collar agreements                           --             0.4              --               --

Liabilities
   Commitments--Note 10                               --            56.4              --             19.4

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 11 -- Fair Value of Financial Instruments - (Continued)

                                                      December 31
                                                         1998
                                             ------------------------------
                                                 Carrying         Fair
                                                  Amount         Value
                                             ------------------------------
                                                     (In Millions)

Assets
   Bonds--Note 6                                 $1,185.8    $1,231.5
   Preferred stocks--Note 6                          36.5        36.5
   Common stocks--Note 6                              3.1         3.1
   Mortgage loans on real estate--Note 6            388.1       401.3
   Policy loans--Note 1                             137.7       137.7
   Cash items--Note 1                                19.9        19.9

Derivatives assets (liabilities) relating
   To:--Note 8
   Futures contracts                                 (0.5)       (0.5)
   Interest rate swaps                                 --       (17.7)
   Currency rate swaps                                 --        (3.3)
   Interest rate caps                                 3.1         3.1

Liabilities
   Commitments--Note 10                                --        32.1

The carrying amounts in the tables are included in the statutory-basis statements of financial position. The method and assumptions utilized by the Company in estimating its fair value disclosures are described in Note 1.

ITEM 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

      Item omitted in accordance with General Instruction I(2)(c) of Form 10K.

ITEM 11. Executive Compensation.

      Item omitted in accordance with General Instruction I(2)(c) of Form 10K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

      Item omitted in accordance with General Instruction I(2)(c) of Form 10K.

ITEM 13. Certain Relationships and Related Transactions.

      Item omitted in accordance with General Instruction I(2)(c) of Form 10K.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   Documents filed as part of this report:

      1. CONSOLIDATED FINANCIAL STATEMENTS. See ITEM 8. Financial Statements and Supplementary Data.
      2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See schedules following this Item 14.
      3.    EXHIBITS. See Exhibit Index elsewhere herein.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed.

3. Exhibits
                                  EXHIBIT INDEX

Exhibit
Number                                      Description
------                                      -----------

3.1 Articles of Incorporation of John Hancock Variable Life Insurance Company (incorporated by reference from Form S-1 Registration Statement of the Company filed on September 25, 1995, File No. 33-62895)*
3.2   By-laws of John Hancock Variable Life Insurance Company*
4(a) Form of Modified Guaranteed Annuity Contracts (incorporated by reference from Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on September 25, 1995 File No. 33-62895)*
4(b)  Form of Certificate to be used in connection with the Contract filed as
      Exhibit 4(a) (incorporated by reference from Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on September 25, 1995 File No. 33-62895)*
4(c)  Form of Application to be used in connection with the Contract filed as
      Exhibit 4(a) (incorporated by reference from Pre-Effective Amendment No. 1 of Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on July 3, 1996, File No. 33-62895)*
4(d) Form of group deferred combination fixed and variable annuity contract and riders (incorporated by reference from Pre-Effective Amendment No. 1 of Form N-4 Registration Statement of John Hancock Variable Life Insurance Company filed on August 9, 1999, File No. 333-81127)*
21.1  Subsidiaries of the Registrant*
24.1 Power of Attorney for Messrs. D'Alessandro, Paster, Reitano and Lee, and Mses. Van Leer and Luddy (incorporated by reference from Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on September 25, 1995, File No. 33-62895). Power of Attorney for Ronald J. Bocage (incorporated by reference from Post-Effective Amendment No. 1 to this Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed March 29, 1997, File No. 33-62895)*
27.1  Financial Data Schedule*

Any exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to John Hancock Variable Life Insurance Company, 200 Clarendon Street, Boston, Massachusetts 02117.

----------
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                         By:  Ronald J. Bocage


                                         /s/ Ronald J. Bocage
                                         --------------------------------------
                                         Ronald J. Bocage
                                         Vice President and Counsel

Date: March xx, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           SIGNATURE                        TITLE                          DATE
           ---------                        -----                          ----

/s/ Earl W. Baucom
-----------------------------
Earl W. Baucom                  Controller                     March xx, 2001

/s/ Ronald J. Bocage
-----------------------------
Ronald J. Bocage                Vice President and Counsel     March xx, 2001

For himself and as Attorney in Fact for:

             David F. D'Alessandro              Chairman
             Michele G. Van Leer                Vice Chairman and President
             Robert S. Paster                   Director
             Robert R. Reitano                  Director
             Barbara L. Luddy                   Director
             Thomas J. Lee                      Director
             Ronald J. Bocage                   Director
             Bruce M. Jones                     Director
             Paul Strong                        Director

EXHIBIT 21

Subsidiaries of the Registrant

         A.G. Ship Recovery Corp. (Delaware)
         Investors Partner Life Insurance Company (Delaware)

Schedule I

Summary of Investments--Other Than Investments In Related Parties.

John Hancock Variable Life Insurance Company
December 31, 2000
(in millions)

Schedule III

Supplementary Insurance Information

John Hancock Variable Life Insurance Company
December 31, 2000
(in millions)

Schedule IV

Reinsurance

John Hancock Variable Life Insurance Company
December 31, 2000
(in millions)

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS --
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2000
                            (in millions of dollars)

TYPE OF INVESTMENT                                                                      AMOUNT AT WHICH
                                                                                         SHOWN IN THE
                                                                                     CONSOLIDATED BALANCE
                                                               COST (2)       VALUE          SHEET
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government agencies and               16.1        16.7            16.8
authorities
States, municipalities and political subdivisions                   6.8         6.7             6.7
Foreign governments                                                11.1        10.8            10.9
Public utilities                                                   49.1        50.1            50.1
Convertibles and bonds with warrants attached                      13.7        13.6            13.6
All other corporate bonds                                         877.1       871.5           871.3
Certificates of deposits                                            0.0         0.0             0.0
Redeemable preferred stock                                         44.9        42.4            42.4
                                                          -------------  ----------      ----------
Total fixed maturity securities, available-for-sale             1,018.8     1,011.8         1,011.8
                                                          -------------  ----------      ----------

Equity securities, available-for-sale:
Common stocks:
Public utilities                                                    0.0         0.0             0.0
Banks, trust and insurance companies                                0.0         0.0             0.0
Industrial, miscellaneous and all other                             4.0         4.8             4.8
Non-redeemable preferred stock                                      3.1         3.3             3.3
                                                          -------------  ----------      ----------
Total equity securities, available-for-sale                         7.1         8.1             8.1
                                                          -------------  ----------      ----------

Fixed maturity securities, held-to-maturity:
Bonds
United States government and government agencies and                0.0         0.0             0.0
authorities
States, municipalities and political subdivisions                  1.9          1.9             2.0
Foreign governments                                                 0.0         0.0             0.0
Public utilities                                                   42.5        43.4            42.5
Convertibles and bonds with warrants attached                      13.3        11.1            13.3
All other corporate bonds                                         657.7       630.4           657.6
Certificates of deposits                                            0.0         0.0             0.0
Redeemable preferred stock                                          0.0         0.0             0.0
                                                          -------------  ----------      ----------
   Total fixed maturity securities, held-to-maturity              715.4       686.8           715.4
                                                          -------------  ----------      ----------

Equity securities, trading:
Common stocks:
Public utilities
Banks, trust and insurance companies
Industrial, miscellaneous and all other
Non-redeemable preferred stock
                                                          -------------  ----------      ----------
Total equity securities, trading                                    0.0         0.0             0.0
                                                          -------------  ----------      ----------

Mortgage loans on real estate, net (1)                            559.8        XXXX           554.8
Real estate, net:

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS --
             OTHER THAN INVESTMENTS IN RELATED PARTIES, (Continued)
                             As of December 31, 2000
                            (in millions of dollars)

                                                                      AMOUNT AT WHICH
                                                                       SHOWN IN THE
                                                                   CONSOLIDATED BALANCE
                                              COST (2)    VALUE            SHEET

Investment properties (1)                         23.9    XXXX                23.9
Acquired in satisfaction of debt (1)               0.0    XXXX                 0.0
Policy loans                                     334.2    XXXX               334.2
Other long-term investments (2)                   34.8    XXXX                34.8
Short-term investments                            21.7    XXXX                21.7
                                         -------------  ----------      ----------
    Total investments                          2,715.7    1,706.7          2,704.7
                                         =============  ==========      ==========

 (1) Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate and due to accumulated depreciation and valuation allowances due to impairments on real estate. See note 3 to the consolidated financial statements.

(2) Difference from Column B is primarily due to operating gains (losses) of investments in limited partnerships.

See accompanying independent auditors' report.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
       As of December 31, 2000, 1999 and 1998 and for the year then ended
                            (in millions of dollars)

SEGMENT                       DEFERRED         FUTURE POLICY       UNEARNED          OTHER          PREMIUM
                              POLICY             BENEFITS,         PREMIUMS         POLICY          REVENUE
                              ACQUISITION      LOSSES, CLAIMS                      CLAIMS AND
                              COSTS              AND LOSS                           BENEFITS
                                                 EXPENSES                           PAYABLE
GAAP
2000:
Protection                    $  819.3           $2,698.4         $  212.0         $   11.1         $   28.6
Asset Gathering                  174.8               70.0               --               --               --
                              --------           --------         --------         --------         --------
     Total                    $  994.1           $2,768.4         $  212.0         $   11.1         $   28.6
                              --------           --------         --------         --------         --------

Statutory Basis
2000:                               --                 --               --               --               --
     Variable Products             N/A           $2,206.0         $    8.8         $   16.4         $  945.4
                              --------           --------         --------         --------         --------

1999:
                              --------           --------         --------         --------         --------
     Variable Products             N/A           $1,864.9         $    3.9         $   15.4         $  950.8
                              --------           --------         --------         --------         --------

1998:
                              --------           --------         --------         --------         --------
     Variable Products             N/A           $1,651.7         $    2.3         $   13.1         $1,272.3
                              --------           --------         --------         --------         --------

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

       As of December 31, 2000, 1999 and 1998 and for the year then ended
                            (in millions of dollars)

SEGMENT                         NET INVESTMENT     BENEFITS,        AMORTIZATION OF       OTHER OPERATING
                                    INCOME      CLAIMS, LOSSES,     DEFERRED POLICY          EXPENSES
                                                     AND           ACQUISITION COSTS,
                                                  SETTLEMENT       EXCLUDING AMOUNTS
                                                  EXPENSES         RELATED TO REALIZED
                                                                    INVESTMENT GAINS
GAAP
2000:
Protection                         $  215.9        $  242.2             $   17.6                100.5
Asset Gathering                                         6.4                                      16.3
                                       (2.5)                                16.4
                                   --------        --------             --------             --------
     Total                         $  213.4           248.6             $   34.0                116.8
                                   --------        --------             --------             --------

Statutory Basis
2000:
                                   --------        --------             --------             --------
     Variable Products             $  176.7        $1,185.2                  N/A             $  389.2
                                   --------        --------             --------             --------

1999:
                                   --------        --------             --------             --------
     Variable Products             $  136.0        $1,238.7                  N/A             $  334.9
                                   --------        --------             --------             --------

1998:
                                   --------        --------             --------             --------
     Variable Products             $  122.8        $1,661.6                  N/A             $  302.3
                                   --------        --------             --------             --------

           JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY AND SUBSIDIARY

                           SCHEDULE IV -- REINSURANCE
                             As of December 31, 2000
                            (IN MILLIONS OF DOLLARS)

                                         GROSS     CEDED TO    ASSUMED       NET      PERCENTAGE
                                        AMOUNT      OTHER        FROM      AMOUNT     OF AMOUNT
                                                  COMPANIES     OTHER                 ASSUMED TO
                                                              COMPANIES                  NET
GAAP

2000
Life insurance in force               $98,737.2   $39,495.8   $    37.1   $59,278.5         0.1%
                                      =========   =========   =========   =========   =========

Premiums:
Life insurance                        $    34.1   $     5.5   $      --   $    28.6         0.0%
Accident and health insurance                --          --          --          --         0.0%
P&C                                          --          --          --          --         0.0%
                                      ---------   ---------   ---------   ---------   ---------
     Total                            $    34.1   $     5.5   $      --   $    28.6         0.0%
                                      =========   =========   =========   =========   =========

Statutory Basis

2000
Life insurance in force               $96,574.3   $ 8,059.7   $      --   $58,514.6         0.1%
                                      =========   =========   =========   =========   =========

Premiums:
Life insurance                        $ 1,533.6   $   588.1   $      --   $   945.5         0.0%
Accident and health insurance                --          --          --          --         0.0%
P&C                                          --          --          --          --         0.0%
                                      ---------   ---------   ---------   ---------   ---------
     Total                            $ 1,533.6   $   588.1   $      --   $   945.5         0.0%
                                      =========   =========   =========   =========   =========

1999
Life insurance in force               $74,831.8   $ 8,995.0   $      --   $55,836.8         0.0%
                                      =========   =========   =========   =========   =========

Premiums:
Life insurance                        $ 1,545.7   $   594.9   $      --   $   950.8         0.0%
Accident and health insurance                --          --          --          --         0.0%
P&C                                          --          --          --          --         0.0%
                                      ---------   ---------   ---------   ---------   ---------
     Total                            $ 1,545.7   $   594.9   $      --   $   950.8         0.0%
                                      =========   =========   =========   =========   =========

           JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY AND SUBSIDIARY

                             As of December 31, 2000
                            (IN MILLIONS OF DOLLARS)

                                         GROSS     CEDED TO    ASSUMED       NET      PERCENTAGE
                                        AMOUNT      OTHER        FROM      AMOUNT     OF AMOUNT
                                                  COMPANIES     OTHER                 ASSUMED TO
                                                              COMPANIES                  NET
1998

Life insurance in force               $62,628.7   $15,302.1   $      --   $47,326.6         0.0%
                                      =========   =========   =========   =========   =========

Premiums:
Life insurance                        $ 1,862.5   $   590.2   $      --   $ 1,272.3         0.0%
Accident and health insurance                --          --          --          --         0.0%
P&C                                          --          --          --          --         0.0%
                                      ---------   ---------   ---------   ---------   ---------
     Total                            $ 1,862.5   $   590.2   $      --   $ 1,272.3         0.0%
                                      =========   =========   =========   =========   =========

Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

                 See accompanying independent auditors' report.