Form 10-K405/A
period 2000-12-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2001-03-30
CIK 755110

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Title of each class                          Shares Outstanding
Common Stock, $50.00 par value                           50,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

CONTENTS

   FORWARD-LOOKING STATEMENTS .............................................    1

PART I ....................................................................    2

   ITEM 1. BUSINESS OF JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY .......    2
   ITEM 1A. EXECUTIVE OFFICERS OF REGISTRANT ..............................    4
   ITEM 2. PROPERTIES .....................................................    4
   ITEM 3. LEGAL PROCEEDINGS ..............................................    4
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............    5

PART II ...................................................................    5

   ITEM 5. MARKET FOR JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY COMMON
   STOCK AND RELATED STOCKHOLDER MATTERS ..................................    5
   ITEM 6. SELECTED FINANCIAL DATA ........................................    5
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF SEGMENT OPERATIONS ..........................................    5
   ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK ....   18
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................   22
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE ...................................................   72

PART III ..................................................................   72

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK VARIABLE LIFE
   INSURANCE COMPANY ......................................................   72
   ITEM 11. EXECUTIVE COMPENSATION ........................................   72
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    72
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   72

PART IV ...................................................................   72

   ITEM 14. Exhibits, Financial Statements, Schedules and Reports
   on Form 8-K ............................................................   72

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                         December 31
                                                               2000
                                                        -------------
                                                        (in millions)

Liabilities and Shareholder's Equity

Liabilities
Future policy benefits ...............................   $ 2,754.2
Policyholders' funds .................................        14.2
Unearned revenue .....................................       212.0
Unpaid claims and claim expense reserves .............        11.1
Dividends payable to policyholders ...................         0.1
Income taxes - Note 5 ................................        64.2
Other liabilities ....................................       250.4
Separate accounts liabilities ........................     8,082.9
                                                        ----------

   Total Liabilities .................................    11,389.1

Shareholder's Equity - Note 9
Common stock, $50 par value; 50,000 shares authorized;
     50,000 shares issued and outstanding ............         2.5
Additional paid in capital ...........................       572.4
Retained earnings ....................................       232.9
Accumulated other comprehensive loss .................        (2.2)
                                                        ----------

   Total Shareholder's Equity ........................       805.6
                                                        ----------

   Total Liabilities and Shareholder's Equity ........   $12,194.7
                                                        ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENT OF INCOME

                                                                           Year Ended
                                                                           December 31
                                                                              2000
                                                                          -------------
                                                                          (in millions)
Revenues
  Premiums ........................................................          $ 28.6
  Universal life and investment-type product charges ..............           337.1
  Net investment income - Note 3 ..................................           213.4
  Net realized investment losses, net of related amortization of deferred policy acquisition costs of $3.8 -
    Notes 1, 3, and 10 ............................................           (10.6)
  Other revenue ...................................................             0.2
                                                                           ------------
     Total revenues ...............................................           568.7

Benefits and expenses
  Benefits to policyholders .......................................           248.6
  Other operating costs and expenses ..............................           116.8
  Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment  losses of $3.8
    - Notes 1, 3 and 10 ...........................................            34.0
  Dividends to policyholders ......................................            26.1
                                                                           ------------
     Total benefits and expenses ..................................           425.5
                                                                           ------------

Income before income taxes ........................................           143.2

Income taxes - Note 5 .............................................            43.8
                                                                           ------------

Net income ........................................................          $ 99.4
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

For the mortgage-backed bond portion of the fixed maturity investment portfolio, the Company recognizes

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date, and anticipated future payments and any resulting adjustment is included in net investment income.

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

The amount of policyholders' dividends to be paid is approved annually by the Company's Board of Directors. The determination of the amount of policyholder dividends is complex and varies by policy type. In general, the aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity, persistency and expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by the Company.

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

                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 9 - Shareholder's Equity

(a) Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

                                                    Accumulated
                                                       Other
                                                   Comprehensive
                                                      Income
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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                    STATUTORY-BASIS STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31
                                                                              2000              1999              1998
                                                                       -------------------------------------------------------
                                                                                             (In millions)
 Cash flows from operating activities:
    Insurance premiums                                                     $   939.9         $   958.5         $ 1,275.3
    Net investment income                                                      166.0             134.2             118.2
    Benefits to policyholders and beneficiaries                               (315.1)           (321.6)           (275.5)
    Dividends paid to policyholders                                            (26.1)            (25.6)            (22.3)
    Insurance expenses and taxes                                              (362.4)           (344.8)           (296.9)
    Net transfers to separate accounts                                        (513.0)           (705.3)           (874.4)
    Other, net                                                                 347.4             540.6             551.3
                                                                       -------------------------------------------------------
                  NET CASH PROVIDED FROM OPERATIONS                            236.7             236.0             475.7
                                                                       -------------------------------------------------------

  Cash flows used in investing activities:
    Bond purchases                                                            (450.7)           (240.7)           (618.8)
    Bond sales                                                                 148.0             108.3             340.7
    Bond maturities and scheduled redemptions                                   80.0              78.4             111.8
    Bond prepayments                                                            29.4              18.7              76.5
    Stock purchases                                                             (8.8)             (3.9)            (23.4)
    Proceeds from stock sales                                                    1.7               3.6               1.9
    Real estate purchases                                                       (0.4)             (2.2)             (4.2)
    Real estate sales                                                            0.2              17.8               2.1
    Other invested assets purchases                                            (13.8)             (4.5)              -
    Mortgage loans issued                                                      (85.7)            (70.7)           (145.5)
    Mortgage loan repayments                                                    61.6              25.3              33.2
    Other, net                                                                  23.7             (68.9)           (435.2)
                                                                       -------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                           (214.8)           (138.8)           (660.9)
                                                                       -------------------------------------------------------

 Cash flows from financing activities:
    Capital contribution                                                          --             194.9                --
    Net (decrease) increase in short-term note payable                            --             (61.9)             61.9
                                                                       -------------------------------------------------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES                               --             133.0              61.9
                                                                       -------------------------------------------------------

          INCREASE (DECREASE) IN CASH AND TEMPORARY
                                    CASH INVESTMENTS                            21.9             230.2            (123.3)

 Cash and temporary cash investments at beginning of year                      250.1              19.9             143.2
                                                                       -------------------------------------------------------

                CASH AND TEMPORARY CASH INVESTMENTS
                                     AT END OF YEAR                        $   272.0         $   250.1         $    19.9
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

      Item omitted in accordance with General Instruction I(2)(c) of Form 10K.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   Documents filed as part of this report:

      1. Audited GAAP Consolidated Financial Statements for the year ended December 31, 2000. Audited Statutory Financial Statements for the years ended December 31, 2000, 1999 and 1998. See ITEM 8. Financial Statements and Supplementary Data.
      2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See schedules following this Item 14.
      3.    EXHIBITS. See Exhibit Index elsewhere herein.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed.

3. Exhibits
                                  EXHIBIT INDEX

Exhibit
Number                                      Description
------                                      -----------

3.1 Articles of Incorporation of John Hancock Variable Life Insurance Company (incorporated by reference from Form S-1 Registration Statement of the Company filed on September 25, 1995, File No. 33-62895)
3.2 By-laws of John Hancock Variable Life Insurance Company (incorporated by reference from Form S-1 Registration Statement of JHVLICO filed on September 25, 1995, File No. 33-62895).
4(a) Form of Modified Guaranteed Annuity Contracts (incorporated by reference from Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on September 25, 1995 File No. 33-62895)
4(b)  Form of Certificate to be used in connection with the Contract filed as
      Exhibit 4(a) (incorporated by reference from Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on September 25, 1995 File No. 33-62895)
4(c)  Form of Application to be used in connection with the Contract filed as
      Exhibit 4(a) (incorporated by reference from Pre-Effective Amendment No. 1 of Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on July 3, 1996, File No. 33-62895)
4(d) Form of group deferred combination fixed and variable annuity contract and riders (incorporated by reference from Pre-Effective Amendment No. 1 of Form N-4 Registration Statement of John Hancock Variable Life Insurance Company filed on August 9, 1999, File No. 333-81127)
21.1  Item omitted in accordance with General Instruction I2(b) of Form 10K.
24.1 Power of Attorney for Messrs. D'Alessandro, Paster, Reitano and Lee, and Mses. Van Leer and Luddy (incorporated by reference from Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on September 25, 1995, File No. 33-62895). Power of Attorney for Ronald J. Bocage (incorporated by reference from Post-Effective Amendment No. 1 to this Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed March 29, 1997, File No. 33-62895). Power of Attorney for Bruce M. Jones and Paul Strong, (incorporated by reference from Post-Effective Amendment No. 2 to File No. 333-81127, Filed on May 4,
      2000).



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

Date: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

/s/ Earl W. Baucom
-----------------------------
Earl W. Baucom                  Controller                     March 30, 2001

/s/ Ronald J. Bocage
-----------------------------
Ronald J. Bocage                Vice President and Counsel     March 30, 2001

For himself and as Attorney in Fact for:

             David F. D'Alessandro              Chairman
             Michele G. Van Leer                Vice Chairman and President
             Robert S. Paster                   Director
             Robert R. Reitano                  Director
             Barbara L. Luddy                   Director
             Thomas J. Lee                      Director
             Bruce M. Jones                     Director
             Paul Strong                        Director

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

John Hancock Variable Life Insurance Company
December 31, 2000
(in millions)

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS --
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2000
                            (in millions of dollars)

TYPE OF INVESTMENT                                                                      AMOUNT AT WHICH
                                                                                         SHOWN IN THE
                                                                                     CONSOLIDATED BALANCE
                                                               COST (2)       VALUE          SHEET
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government agencies and               16.1        16.7            16.7
authorities
States, municipalities and political subdivisions                   6.8         6.7             6.7
Foreign governments                                                11.1        10.8            10.8
Public utilities                                                   49.1        50.1            50.1
Convertibles and bonds with warrants attached                      13.7        13.6            13.6
All other corporate bonds                                         877.1       871.5           871.5
Certificates of deposits                                            0.0         0.0             0.0
Redeemable preferred stock                                         44.9        42.4            42.4
                                                          -------------  ----------      ----------
Total fixed maturity securities, available-for-sale             1,018.8     1,011.8         1,011.8
                                                          -------------  ----------      ----------

Equity securities, available-for-sale:
Common stocks:
Public utilities                                                    0.0         0.0             0.0
Banks, trust and insurance companies                                0.0         0.0             0.0
Industrial, miscellaneous and all other                             4.0         4.8             4.8
Non-redeemable preferred stock                                      3.1         3.3             3.3
                                                          -------------  ----------      ----------
Total equity securities, available-for-sale                         7.1         8.1             8.1
                                                          -------------  ----------      ----------

Fixed maturity securities, held-to-maturity:
Bonds
United States government and government agencies and                0.0         0.0             0.0
authorities
States, municipalities and political subdivisions                  1.9          1.9             1.9
Foreign governments                                                 0.0         0.0             0.0
Public utilities                                                   42.5        43.4            42.5
Convertibles and bonds with warrants attached                      13.3        11.1            13.3
All other corporate bonds                                         657.7       630.4           657.7
Certificates of deposits                                            0.0         0.0             0.0
Redeemable preferred stock                                          0.0         0.0             0.0
                                                          -------------  ----------      ----------
   Total fixed maturity securities, held-to-maturity              715.4       686.8           715.4
                                                          -------------  ----------      ----------

Equity securities, trading:
Common stocks:
Public utilities
Banks, trust and insurance companies
Industrial, miscellaneous and all other
Non-redeemable preferred stock
                                                          -------------  ----------      ----------
Total equity securities, trading                                    0.0         0.0             0.0
                                                          -------------  ----------      ----------

Mortgage loans on real estate, net (1)                            559.8        XXXX           554.8
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
                                                 EXPENSES                           PAYABLE
GAAP
2000:
Protection                    $  819.3           $2,698.4         $  212.0         $   11.1         $   28.6
Asset Gathering                  174.8               70.0               --               --               --
                              --------           --------         --------         --------         --------
     Total                    $  994.1           $2,768.4         $  212.0         $   11.1         $   28.6
                              --------           --------         --------         --------         --------

Statutory Basis
2000:
                              --------           --------         --------         --------         --------
     Variable Products             N/A           $2,206.0         $    8.8         $   16.4         $  945.4
                              --------           --------         --------         --------         --------

1999:
                              --------           --------         --------         --------         --------
     Variable Products             N/A           $1,864.9         $    3.9         $   15.4         $  950.8
                              --------           --------         --------         --------         --------

1998:
                              --------           --------         --------         --------         --------
     Variable Products             N/A           $1,651.7         $    2.3         $   13.1         $1,272.3
                              --------           --------         --------         --------         --------

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
                                                                    INVESTMENT GAINS
GAAP
2000:
Protection                         $  215.9        $  242.2             $   17.6                100.5
Asset Gathering                        (2.5)            6.4                 16.4                 16.3
                                   --------        --------             --------             --------
     Total                         $  213.4           248.6             $   34.0                116.8
                                   --------        --------             --------             --------

Statutory Basis
2000:
                                   --------        --------             --------             --------
     Variable Products             $  176.7        $1,185.2                  N/A             $  389.2
                                   --------        --------             --------             --------

1999:
                                   --------        --------             --------             --------
     Variable Products             $  136.0        $1,238.7                  N/A             $  334.9
                                   --------        --------             --------             --------

1998:
                                   --------        --------             --------             --------
     Variable Products             $  122.8        $1,661.6                  N/A             $  302.3
                                   --------        --------             --------             --------

           JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY AND SUBSIDIARY

                           SCHEDULE IV -- REINSURANCE
                             As of December 31, 2000
                            (IN MILLIONS OF DOLLARS)

                                         GROSS     CEDED TO    ASSUMED       NET      PERCENTAGE
                                        AMOUNT      OTHER        FROM      AMOUNT     OF AMOUNT
                                                  COMPANIES     OTHER                 ASSUMED TO
                                                              COMPANIES                  NET
GAAP

2000
Life insurance in force               $98,737.2   $39,495.8   $    37.1   $59,278.5         0.1%
                                      =========   =========   =========   =========   =========

Premiums:
Life insurance                        $    34.1   $     5.5   $      --   $    28.6         0.0%
Accident and health insurance                --          --          --          --         0.0%
P&C                                          --          --          --          --         0.0%
                                      ---------   ---------   ---------   ---------   ---------
     Total                            $    34.1   $     5.5   $      --   $    28.6         0.0%
                                      =========   =========   =========   =========   =========

Statutory Basis

2000
Life insurance in force               $96,574.3   $38,059.7   $      --   $58,514.6         0.0%
                                      =========   =========   =========   =========   =========

Premiums:
Life insurance                        $ 1,533.6   $   588.1   $      --   $   945.5         0.0%
Accident and health insurance                --          --          --          --         0.0%
P&C                                          --          --          --          --         0.0%
                                      ---------   ---------   ---------   ---------   ---------
     Total                            $ 1,533.6   $   588.1   $      --   $   945.5         0.0%
                                      =========   =========   =========   =========   =========

1999
Life insurance in force               $74,831.8   $ 8,995.0   $      --   $55,836.8         0.0%
                                      =========   =========   =========   =========   =========

Premiums:
Life insurance                        $ 1,545.7   $   594.9   $      --   $   950.8         0.0%
Accident and health insurance                --          --          --          --         0.0%
P&C                                          --          --          --          --         0.0%
                                      ---------   ---------   ---------   ---------   ---------
     Total                            $ 1,545.7   $   594.9   $      --   $   950.8         0.0%
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