Form 10-Q
period 2001-03-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2001-05-15
CIK 755110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                        Commission File Number: 33-62895

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                Exact name of registrant as specified in charter

          MASSACHUSETTS                                          04-2664016
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                              200 Clarendon Street
                           Boston, Massachusetts 02117
                    (Address of principal executive offices)

                                 (617) 572-6000
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                Number of shares outstanding of our only class of
                        common stock as of May 11, 2001:

                                     50,000

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,
                                                                               2001          December 31,
                                                                            (Unaudited)          2000
                                                                           -------------------------------
                                                                                    (in millions)
Assets

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
    (fair value: 2001--$82.5; 2000--$686.8)..........................        $    83.1        $   715.4
   Available-for-sale--at fair value
    (cost: 2001--$1,765.6, 2000--$1,018.8)...........................          1,795.8          1,011.8
Equity securities:
   Available-for-sale--at fair value
    (cost: 2001--$11.0; 2000--$7.1)..................................              9.5              8.1
Mortgage loans on real estate........................................            562.2            554.8
Real estate..........................................................             24.5             23.9
Policy loans.........................................................            345.0            334.2
Short-term investments...............................................             14.8             21.7
Other invested assets................................................             35.0             34.8
                                                                             --------------------------

   Total Investments.................................................          2,869.9          2,704.7

Cash and cash equivalents............................................            166.6            277.3
Accrued investment income............................................             58.6             52.1
Premiums and accounts receivable.....................................              2.6              7.0
Deferred policy acquisition costs....................................          1,000.0            994.1
Reinsurance recoverable .............................................             89.9             48.4
Other assets.........................................................             57.5             28.2
Separate accounts assets.............................................          7,227.1          8,082.9
                                                                             --------------------------

   Total Assets......................................................        $11,472.2        $12,194.7
                                                                             ==========================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                            March 31,
                                                                               2001           December 31,
                                                                           (Unaudited)            2000
                                                                          --------------------------------
                                                                                   (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits...............................................       $  2,853.6         $ 2,754.2
Policyholders' funds.................................................              8.5              14.2
Unearned revenue.....................................................            214.2             212.0
Unpaid claims and claim expense reserves.............................             16.4              11.1
Dividends payable to policyholders...................................              0.2               0.1
Income taxes.........................................................            100.1              64.2
Other liabilities....................................................            204.7             250.4
Separate accounts liabilities........................................          7,227.1           8,082.9
                                                                            ----------------------------

   Total Liabilities.................................................         10,624.8          11,389.1

Commitments and contingencies

Shareholder's Equity
Common stock, $50 par value; 50,000 shares authorized; 50,000
   shares issued and outstanding ....................................              2.5               2.5
Additional paid in capital...........................................            572.4             572.4
Retained earnings....................................................            263.1             232.9
Accumulated other comprehensive income...............................              9.4              (2.2)
                                                                            ----------------------------

   Total Shareholder's Equity........................................            847.4             805.6
                                                                            ----------------------------

   Total Liabilities and Shareholder's Equity........................       $ 11,472.2         $12,194.7
                                                                            ============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              2001              2000
                                                                            --------------------------
                                                                                   (in millions)
Revenues
  Premiums .........................................................         $  15.4          $   9.9
  Universal life and investment-type product charges ...............            96.3             95.8
  Net investment income ............................................            56.6             49.9
  Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs ($(0.2)
    and $ - , respectively) ........................................             0.6             (4.4)
  Other revenue ....................................................             0.1              0.1
                                                                             ------------------------
     Total revenues ................................................           169.0            151.3

Benefits and Expenses
  Benefits to policyholders ........................................            61.7             69.5
  Other operating costs and expenses ...............................            23.5             15.3
  Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment losses ($(0.2) and
    $ - , respectively) ............................................            25.7              6.4
  Dividends to policyholders .......................................             5.3              6.4
                                                                             ------------------------
     Total benefits and expenses ...................................           116.2             97.6
                                                                             ------------------------
Income before income taxes and cumulative
     effect of accounting change ...................................            52.8             53.7
Income taxes .......................................................            21.0             18.3
                                                                             ------------------------
Income before cumulative effect of accounting change ...............            31.8             35.4

Cumulative effect of accounting change, net of
  tax - Note 1 .....................................................            (1.6)              --
                                                                             ------------------------
Net income .........................................................         $  30.2          $  35.4
                                                                             ========================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                         Accumulated                  Outstanding
                                             Additional                     Other          Total        Shares
                                  Common      Paid In     Retained      Comprehensive  Shareholder's     (in
                                   Stock      Capital     Earnings          Income         Equity       thousands)
                                 ---------------------------------------------------------------------------------
                                                                        (in millions)
Balance at January 1, 2000......   $2.5        $572.4       $133.5        $ (13.4)         $695.0        50.0

Comprehensive income:
 Net income ....................                              35.4                           35.4

Other comprehensive income,
  net of tax:
  Net unrealized gains..........                                              3.6             3.6
                                                                                        ---------
Comprehensive income............                                                             39.0
                                 ---------------------------------------------------------------------------------
Balance at March 31, 2000.......   $2.5        $572.4       $168.9        $  (9.8)         $737.6        50.0
                                 =================================================================================

                                                                         Accumulated                  Outstanding
                                             Additional                     Other          Total        Shares
                                  Common      Paid In     Retained      Comprehensive  Shareholder's     (in
                                   Stock      Capital     Earnings          Income         Equity      thousands)
                                 ---------------------------------------------------------------------------------
                                                                        (in millions)
Balance at January 1, 2001......   $2.5        $572.4       $232.9          $(2.2)         $805.6        50.0

Comprehensive income:
 Net income.....................                              30.2                           30.2

 Other comprehensive income,
  net of tax:
  Net unrealized gains..........                                              4.4             4.4
                                                                                        ---------
Comprehensive income............                                                             34.6
Change in accounting principle..                                              7.2             7.2
                                 ---------------------------------------------------------------------------------
Balance at March 31, 2001.......   $2.5        $572.4       $263.1          $ 9.4          $847.1        50.0
                                 =================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                              2001          2000
                                                                                             --------------------
                                                                                                (in millions)
Cash flows from operating activities:
   Net income ..........................................................................     $ 30.2        $ 35.4
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of discount - fixed maturities ......................................       (2.7)         (0.4)
      Net realized investment and other (losses) gains, net ............................       (0.6)          4.4
      Change in deferred policy acquisition costs ......................................      (14.8)        (35.7)
      Depreciation and amortization ....................................................        0.2           0.2
      Increase in accrued investment income ............................................       (6.4)         (2.8)
      Decrease in premiums and accounts receivable .....................................        4.3           9.5
      (Increase) Decrease in other assets and other liabilities, net ...................     (119.6)         16.1
      Increase (Decrease) in policy liabilities and accruals, net ......................       66.7         (80.4)
      Increase in income taxes .........................................................       31.9          21.2
                                                                                             --------------------
                   Net cash used in operating activities ...............................      (10.2)        (32.5)

Cash flows from investing activities:
     Sales of:
      Fixed maturities available-for-sale ..............................................       24.4          80.1
      Equity securities available-for-sale .............................................        0.1           0.7
     Maturities, prepayments and scheduled redemptions of:
      Fixed maturities held-to-maturity ................................................        0.8          16.2
      Fixed maturities available-for-sale ..............................................       26.0          17.1
      Short-term investments and other invested assets .................................       21.7          10.1
      Mortgage loans on real estate ....................................................        6.4           9.2
     Purchases of:
      Fixed maturities held-to-maturity ................................................         --         (29.5)
      Fixed maturities available-for-sale ..............................................     (162.6)       (138.9)
      Equity securities available-for-sale .............................................       (4.7)         (0.1)
      Real estate ......................................................................       (0.1)         (0.1)
      Short-term investments and other invested assets .................................      (16.8)         (6.6)
      Mortgage loans on real estate issued .............................................      (14.5)         (0.3)
      Other, net .......................................................................      (17.5)        (12.7)
                                                                                             --------------------
                Net cash used in investing activities ..................................     (136.8)        (54.8)

Cash flows from financing activities:
   Universal life and investment-type contract deposits ................................      231.4         261.1
   Universal life and investment-type contract maturities and
       withdrawals .....................................................................     (195.1)       (109.9)
                                                                                             --------------------
          Net cash provided by financing activities ....................................       36.3         151.2
                                                                                             --------------------
          Net increase (decrease) in cash and cash equivalents .........................     (110.7)         63.9

Cash and cash equivalents at beginning of period .......................................      277.3         259.6
                                                                                             --------------------
          Cash and cash equivalents at end of period ...................................     $166.6        $323.5
                                                                                             ====================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited consolidated financial statements of John Hancock Variable Life Insurance Company (the Company), a wholly-owned subsidiary of John Hancock Life Insurance Company (John Hancock or the Parent), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K. Prior to 2000, the Company did not prepare its financial statements in accordance with accounting principles generally accepted in the United States and financial information on such basis currently is not readily available for earlier periods. Comparative financial statements prepared on a statutory-basis are included in the Company's 2000 Form 10-K).

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Reorganization and Initial Public Offering

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Cumulative Effect of Accounting Change

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This Statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133". This Statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings and will be included in net realized and other investment gains. As a result, such amounts will not be included in the determination of the Company's segment after tax operating income. The Company believes that its current risk management philosophy will remain largely unchanged after adoption of the Statement. In addition, SFAS No. 133, as amended, precludes the designation of held-to-maturity fixed maturity investment securities as hedged items in hedging relationships where the hedged risk is interest rate risk.

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The adoption of SFAS No. 133, as amended, resulted in a charge to operations of $1.6 million (net of tax of $0.4 million) as of January 1, 2001. In addition, as of January 1, 2001, a $7.2 million (net of tax of $3.9 million) cumulative effect of accounting change was recorded in other comprehensive income for the transition adjustment in the adoption of SFAS 133, as amended, and the reclassification of certain securities from the held-to-maturity category to the available-for-sale category. The transition adjustment for the adoption of SFAS 133 resulted in an increase in other comprehensive income of $0.8 million (net of tax of $0.4 million) that was accounted for as the cumulative effect of accounting change. The adjustment for the reclassification of $0.6 billion of the held-to-maturity fixed maturity investment portfolio to the available-for-sale category resulted in an increase in other comprehensive income of $6.4 million (net of tax of $3.4 million) as of January 1, 2001.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Codification

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribe statutory accounting practices and results in changes to the accounting practices that the Company's domestic life insurance subsidiaries use to prepare their statutory-basis financial statements. The states of domicile of the Company's domestic life insurance subsidiaries adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification was reported as an adjustment to surplus in the statutory-basis financial statements as of January 1, 2001. Although the implementation of Codification had a negative impact on the Company's domestic life insurance subsidiaries' statutory-basis capital and surplus, the Companies remains in compliance with all regulatory and contractual obligations.

Note 2 - Transactions with Parent

John Hancock provides the Company with personnel, property and facilities in carrying out certain of its corporate functions. John Hancock annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. John Hancock charged the Company a service fee of $38.5 million and $48.5 million for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, the Company owed John Hancock $14.6 million related to these services, which is included in other liabilities. John Hancock has guaranteed that, if necessary, it will make additional capital contributions to prevent the Company's shareholder's equity from declining below $1.0 million.

Note 3 -- Segment Information

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Segment Information - (Continued)

Management of the Company evaluates performance based on segment after-tax operating income, which excludes the effect of net realized investment and other gains or losses and other unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment and other gains and losses and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of after-tax operating income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business.

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs; (ii) benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving certain individual life insurance policies sold from 1979 through 1996; (iii) restructuring costs related to our distribution systems and retail operations.

The following table summarizes selected financial information by segment for the three months ended March 31, 2001 and 2000, respectively, and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income (in millions):

                                                                             Retail
                                                                Retail       Asset
As of or for the three-months ended March 31, 2001:           Protection    Gathering     Consolidated
                                                             ------------------------------------------
Revenues:
      Segment revenues ...............................        $   156.9     $    11.5       $   168.4
      Net realized investment and
          other gains, net ...........................              0.6            --             0.6
                                                              ---------------------------------------
      Revenues .......................................        $   157.5     $    11.5       $   169.0
                                                              =======================================
      Net investment income ..........................        $    57.2     $    (0.6)      $    56.6
Net Income:
      Segment after-tax operating income .............        $    31.7     $    (0.3)      $    31.4
      Net realized investment and
          other gains, net ...........................              0.4            --             0.4
      Change in accounting principle .................             (1.6)           --            (1.6)
                                                              ---------------------------------------
      Net income .....................................        $    30.5     $    (0.3)      $    30.2
                                                              =======================================
Supplemental Information:
      Equity in net income of investees accounted
          for by the equity method ...................        $     0.5            --       $     0.5
      Amortization of deferred policy
          acquisition costs ..........................             18.6     $     7.1            25.7
      Segment assets .................................          8,976.7       2,495.5        11,472.2

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Segment Information - (Continued)

                                                                             Retail
                                                                Retail       Asset
As of or for the three-months ended March 31, 2000:           Protection    Gathering   Consolidated
                                                             ----------------------------------------
Revenues:
      Segment revenues .....................................   $   144.2    $    11.5    $   155.7
      Net realized investment and
           other losses, net ...............................        (1.3)        (3.1)        (4.4)
                                                               -----------------------------------
      Revenues .............................................   $   142.9    $     8.4    $   151.3
                                                               ===================================
      Net investment income ................................   $    50.8    $    (0.9)   $    49.9
Net Income:
      Segment after-tax operating income ...................   $    34.1    $     5.0    $    39.1
      Realized investment losses, net ......................        (0.9)        (2.0)        (2.9)
      Restructuring charges ................................        (0.2)          --         (0.2)
      Other demutualization related costs ..................        (0.5)        (0.1)        (0.6)
                                                               -----------------------------------
      Net income ...........................................   $    32.5    $     2.9    $    35.4
                                                               ===================================
Supplemental Information:
      Equity in net income of investees accounted
           for by the equity method ........................   $     0.1           --    $     0.1
      Amortization of deferred policy acquisition costs ....         2.6    $     3.8          6.4
      Segment assets .......................................     9,435.5      3,009.4     12,444.9

The Company operates only in the United States and has no reportable major customers. Revenues are attributed to countries based on the location of customers.

Note 4 - Derivatives and Hedging Instruments

The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration mismatch of assets and liabilities.

The fair value of derivative instruments classified as assets at March 31, 2001 was $10.5 million, and appears on the Consolidated Balance Sheet in other assets. The fair value of derivative instruments classified as liabilities at March 31, 2001 was $7.3 million, and appears on the Consolidated Balance Sheet in other liabilities.

In certain of these cases, the Company uses hedge accounting as allowed by SFAS 133, as amended, by designating derivative instruments as either fair value or cash flow hedges. For derivative instruments that are designated as fair value hedges, the change in fair value of the derivative instrument as well as the offsetting change in fair value of the hedged item are recorded in realized investment gains and losses. The change in value of the hedged item is used to adjust its cost basis on a quarterly basis and is amortized into investment income over its remaining life, beginning either immediately or when the hedge designation is removed. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. Hedge effectiveness is assessed quarterly by a variety of techniques including regression analysis and cumulative dollar offset. In certain cases zero hedge ineffectiveness is assumed because the derivative instrument was constructed such that all the terms of the derivative exactly match the hedged risk in the hedged item. The ineffective portion is recorded in realized investment gains and losses.

For derivative instruments not designated as hedges, the change in fair value of the derivative is recorded in realized investment gains and losses.

In cases where the Company receives or pays a premium as consideration for entering into a derivative instrument (i.e., interest rate caps and floors, swaptions, and equity collars), the premium is amortized into investment income over the useful life of the derivative instrument. The fair value of such premiums (i.e., the inherent ineffectiveness of the derivative) is excluded from the assessment of hedge effectiveness and is included in realized investment gains and losses.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Derivatives and Hedging Instruments - (Continued)

Fair Value Hedges

The Company uses interest rate futures contracts and interest rate swap agreements as part of its overall strategies of managing the duration mismatch of assets and liabilities or the average life of certain asset portfolios to specified targets. Interest rate swap agreements are contracts with a counterparty to exchange interest rate payments of a differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal). The net differential to be paid or received on interest rate swap agreements and currency rate swap agreements is accrued and recognized as a component of net investment income.

The Company uses equity collar agreements to reduce its equity market exposure with respect to certain common stock investments that the Company holds. A collar consists of a written call option that limits the Company's potential for gain from appreciation in the stock price as well as a purchased put option that limits the Company's potential for loss from a decline in the stock price.

Currency rate swap agreements are used to manage the Company's exposure to foreign exchange rate fluctuations. Currency rate swap agreements are contracts to exchange the currencies of two different countries at the same rate of exchange at specified future dates.

For the three months ended March 31, 2001, the Company recognized a net loss of $0.3 million related to the ineffective portion of its fair value hedges, and a net gain of $0.1 million related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the three months ended March 31, 2001, none of the Company's hedged firm commitments no longer qualified as fair value hedges.

Cash Flow Hedges

The Company used interest rate cap floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses.

For the three months ended March 31, 2001, the Company recognized no gains or losses related to the ineffective portion of its cash flow hedges, and a net gain of $0.2 million related to the portion of the hedging instruments that was excluded from the assessment of hedge effectiveness. For the three months ended March 31, 2001, none of the Company's hedged forecasted transactions no longer qualified as cash flow hedges.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Derivatives and Hedging Instruments - (Continued)

For the three months ended March 31, 2001, no amounts were reclassified from other accumulated comprehensive income to earnings and it is anticipated that no amounts will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The Company does not enter into hedging transaction for variable cash flows thus the Company currently has no maximum length for which variable cash flows are hedged.

For the three month's ended March 31, 2001, none of the Company's cash flow hedges have been discontinued because of the probability that the original forecasted transaction would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

There was no transition adjustment for the adoption of the statement representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. There were no losses incurred for the effective portion of the change in fair value of derivative instruments designated as cash flow hedges and added to accumulated other comprehensive income.

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements, interest rate futures contracts, and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedging without designating the derivatives as hedging instruments.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Variable Life Insurance Company (the Company) as of March 31, 2001, compared with December 31, 2000, and its consolidated results of operations for the three-month periods ended March 31, 2001 and March 31, 2000, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K. Prior to 2000, the Company did not prepare its financial statements in accordance with accounting principles generally accepted in the United States and financial information on such basis currently is not readily available for earlier periods. Comparative financial statements prepared on a statutory-basis are included in the Company's 2000 Form 10-K and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company, which may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Important Factors that May Affect Future Results" included herein for a discussion of factors that could cause or contribute to such material differences.

Overview

We are a leading life insurance company providing a broad range of products and services in the retail market, which offers insurance protection and asset gathering products and services primarily to retail consumers.

Our revenues are derived principally from:

      o premiums on individual life insurance and annuities with life contingencies;

      o product charges from variable and universal life insurance products and annuities;

      o net investment income and realized investment gains on general account assets.

Our expenses consist principally of insurance benefits provided to policyholders, interest credited on policyholders' general account balances, dividends to policyholders, other operating costs and expenses, which include commissions and general business expenses, net of expenses deferred, amortization of deferred policy acquisition costs, and premium and income taxes.

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

Our sales and financial results over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, have accounted for the majority of recent increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in recent years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Results of Operations

      The table below presents the consolidated results of operations for the three-months ended March 31, 2001 and 2000, respectively.

                                                         Three-months ended
                                                              March 31,
                                                      ----------------------
                                                       2001            2000
                                                       ----            ----
                                                           (in millions)

      Revenues ....................................   $169.0          $151.3

      Benefits and expenses .......................    116.2            97.6
                                                      ----------------------
      Income before income taxes and
          cumulative effect of accounting
          change ..................................     52.8            53.7

      Income taxes ................................     21.0            18.3
                                                      ----------------------
      Cumulative effect of accounting change ......     (1.6)             --
                                                      ----------------------
      Net income ..................................   $ 30.2          $ 35.4
                                                      ======================

Three-Months Ended March 31, 2000 Compared to Three-Months Ended March 31, 1999

      Consolidated income before income taxes and cumulative effect of accounting change of $52.8 million, for the three-months ended March 31, 2001 decreased by $0.9 million, or 1.7%, from that reported in the comparable prior year period. The Protection Segment's income before income taxes and cumulative effect of accounting change increased $3.8 million, or 7.7%, for the three-months ended March 31, 2001 compared to the three-months ended March 31, 2000 due to an increase in investment income of $6.4 million, or 12.6%, and premiums of $5.5 million, or 55.6%, while benefits to policyholders decreased $9.5 million. Partially offsetting these changes was an increase in amortization of deferred policy acquisition costs of $16.0 million, or 615.4%. Partially offsetting Protection's increase in income before income taxes and cumulative effect of accounting change was a $4.7 million, or 102.2%, decrease in the Asset Gathering Segment for the three-months ended March 31, 2001 from that reported in the comparable prior year period. The decrease in Asset Gathering was primarily due to $0.1 million, or 0.8%, decrease in investment-type product charges while amortization of deferred policy acquisition costs increased $3.3 million, or 86.8%. The decrease in investment-type product charges and the increase in amortization of deferred policy acquisition costs was primarily due to the confluence of poor separate account performance during the period and increased lapses of variable annuities. In addition, amortization of deferred policy acquisition costs increased resulting from revised estimates relating to the implementation of new modeling systems. The Company generated $0.6 million in net realized investment and other gains in the first quarter of 2001, while generating $4.4 million in net realized investment and other losses for comparable prior year period.

      Revenues of $169.0 million for the three-months ended March 31, 2001 increased $17.7 million, or 11.7%, compared to the three-months ended March 31, 2000, primarily due to a $14.6 million, or 10.2%, increase in revenues in the Protection Segment. The Protection Segment's increase in revenues was primarily driven by a $6.1 million increase in net investment income and a $5.5 million increase in premiums. Growth in net investment income and premiums is being driven by growth in the in-force, primarily in term products. Revenues in the Asset Gathering Segment increased $3.1 million, or 36.9%, primarily due to an improvement in net realized investment and other gains and losses of approximately $3.1 million, or 100%.

      Benefits and expenses of $116.2 million for the three-months ended March 31, 2001 increased $18.6 million, or 19.1%, compared to the three-months ended March 31, 2000, primarily due to an increase of $10.8 million, or 11.5%, in the Protection Segment. The increase in Protection was driven by a $16.0 million increase in amortization of deferred policy acquisition costs due to poor separate account performance, revised projections of estimated gross profits based upon changes in estimated future mortality and expense margins, and revised estimates relating to the implementation of new modeling systems during the quarter. Protection's increase in amortization of deferred policy acquisition costs was partially offset by a $9.5 million decrease in benefits to policyholders due to lower claim volume compared to the prior year period. Benefits and expenses in the Asset Gathering Segment increased $7.8 million, or 205.3%, for the quarter ended March 31, 2001, primarily due to a $3.3 million increase in amortization of deferred policy acquisition costs and a $1.7 million increase in benefits to policyholders. The increase in amortization of deferred policy acquisition costs is driven by poor separate account performance and revised estimates relating to the implementation of new modeling systems, while the increase in benefits to policyholders due to increased lapses in variable annuities.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Results of Operations by Segment

We operate our business in two business segments, the Protection Segment and the Asset Gathering Segment. Both of our business segments primarily serve retail customers. The Company's reportable segments are strategic business units offering different products and services, and are managed separately, as they focus on different products, markets or distribution channels.

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

We evaluate segment performance on segment after-tax operating income, which excludes the effect of net realized investment and other gains and losses and other unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment and other gains and losses, cumulative effect of accounting changes, and certain other items which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows the table below. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                      Three-months ended
                                                           March 31,
                                                      2001         2000
                                                     -----        -----
Segment Data: (1)                                       (in millions)
Segment after-tax operating income:
  Protection Segment .............................    31.7         34.1
  Asset Gathering Segment ........................    (0.3)         5.0
                                                     -----        -----
  Total segment after-tax operating income .......    31.4         39.1

After-tax adjustments: (1)
  Net realized investment and
    other gains (losses), net (1) ................     0.4         (2.9)
  Other demutualization expenses .................      --         (0.6)
  Restructuring charges ..........................      --         (0.2)
                                                     -----        -----
Total after-tax adjustments ......................     0.4         (3.7)
                                                     -----        -----
  GAAP Reported:
  Income before cumulative effect
    of accounting change .........................    31.8         35.4
  Cumulative effect of accounting change .........    (1.6)          --
                                                     -----        -----
  Net income .....................................   $30.2        $35.4
                                                     =====        =====

(1)   See "Adjustments to GAAP Reported Net Income" set forth below.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Adjustments to GAAP Reported Net Income

      Our GAAP reported net income was affected by net realized investment gains and losses and other unusual or non-recurring events and transactions presented in the reconciliation of GAAP reported net income to segment after-tax operating income in Note 3 - Segment Information in the notes to the unaudited consolidated financial statements. A description of these adjustments follows.

      In both periods, net realized investment gains and losses have been excluded from segment after-tax operating income due to their volatility between periods and because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. The volatility between periods can be impacted by fluctuations in the market, as well as by changes in the volume of activity, which can be influenced by us and our investment decisions.

      Net realized investment and other gains and losses have been reduced by amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains and losses. We believe presenting realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment gains to calculate segment after-tax operating income for the three-months ended March 31, 2001 and 2000.

                                                           Three-months ended
                                                                March 31,
                                                             2001       2000
                                                             ----       ----
                                                             (in millions)
Net realized investment and
     other gains (losses) ................................  $ 0.8      $(4.4)

Less amortization of deferred policy acquisition
   costs related to net realized investment and
   other gains ...........................................   (0.2)        --
                                                            -----      -----
Net realized investment and other gains, net of
   related amortization of deferred policy
   acquisition costs per unaudited consolidated
   financial statements (1) ..............................    0.6       (4.4)

Less income tax effect ...................................   (0.2)       1.5
                                                            -----      -----

Net realized investment and other gains (losses),
   net - after-tax adjustment to calculate segment
   operating income ......................................  $ 0.4      $(2.9)
                                                            =====      =====

The Company incurred restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. After-tax restructuring costs were $0.2 million for the three-months ended March 31, 2000. No such costs were incurred in the three months ended March 31, 2001.

The Company incurred expenses to improve our financial analysis and financial reporting abilities which were made in conjunction with the demutualization of John Hancock. These charges primarily included consulting fees and planning and expense management costs. After-tax charges for these other demutualization related costs were $0.6 million for the three-months ended March 31, 2000. No such costs were incurred in 2001.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Retail-Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                            Three-months ended
                                                                 March 31,
                                                              2001       2000
                                                            ------------------
                                                               (in millions)

Revenues (1) ............................................   $ 156.9    $ 144.2

Benefits and expenses ...................................     104.6       92.6

Income taxes ............................................      20.6       17.5
                                                            ------------------
Segment after-tax operating income (1) ..................      31.7       34.1
                                                            ------------------
After-tax adjustments: (1)
   Net realized investment and other
       gains (losses), net ..............................       0.4       (0.9)
   Other demutualization related costs ..................        --       (0.5)
   Restructuring charges ................................        --       (0.2)
                                                            ------------------
Total after-tax adjustments .............................       0.4       (1.6)
                                                            ------------------
GAAP Reported:
Income before cumulative effect
    of accounting change ................................      32.1       32.5
Cumulative effect of accounting
    change, net of tax ..................................      (1.6)        --
                                                            ------------------
Net income ..............................................   $  30.5    $  32.5
                                                            ==================
Other Data:
Segment after-tax operating income:
   Non-traditional life (variable and universal
       life) ............................................   $  33.3    $  33.8
   Traditional life .....................................      (1.6)       0.3
                                                            ------------------
Segment after-tax operating income (1) ..................   $  31.7    $  34.1
                                                            ==================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three-Months Ended March 31, 2001 Compared to Three-Months Ended March 31, 2000

     Segment after-tax operating income was $31.7 million for the three-months ended March 31, 2001, a decrease of $2.4 million, or 7.0%, from $34.1 million for the three-months ended March 31, 2000. The decrease in the Protection Segment's after-tax operating income is primarily due to a $16.0 million increase in amortization of deferred policy acquisition costs and a $6.6 million increase in other operating costs and expenses. Partially offsetting the increased expenses was an increase in investment income of $6.4 million, an increase in premiums of $5.5 million and a decrease in benefits to policyholders decreased $9.5 million.

     Revenues were $156.9 million for the three-months ended March 31, 2001, an increase of $12.7 million, or 8.8%, from $144.2 million for the three-months ended March 31, 2000. Revenue growth was primarily driven by a $6.4 million increase in net investment income and a $5.5 million increase in premiums. The increase in net investment income and premiums is driven by growth in the in-force, primarily in term products.

     Benefits and expenses were $104.6 million for the three-months ended March 31, 2001, an increase of $12.0 million, or 13.0%, from $92.6 million for the three-months ended March 31, 2000. Amortization of

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

deferred policy acquisition costs increased $16.0 million, or 615.4%, due to poor separate account performance, revised projections of estimated gross profits based upon changes in estimated future mortality and expense margins and revised estimates relating to the implementation of new modeling systems. In addition, operating expenses increased $6.6 million, primarily due to growth in the in-force. Partially offsetting these increases was a decrease in benefits to policyholders, which decreased $9.5 million, or 13.8%, driven by a decrease due to lower claim volume compared to the prior year period.

Retail-Asset Gathering Segment

The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                        Three-months ended
                                                            March 31,
                                                       2001          2000
                                                       ------------------
                                                         (in millions)
Revenues (1) ........................................  $11.5        $11.5

Benefits and expenses ...............................   11.6          3.7

Income taxes ........................................    0.2          2.8
                                                       ------------------
Segment after-tax operating
   (loss) income (1) ................................   (0.3)         5.0
                                                       ------------------
After-tax adjustments: (1)
   Net realized investment and
       other (losses), net ..........................     --         (2.0)
   Other demutualization related costs ..............     --         (0.1)
                                                       ------------------
Total after-tax adjustments .........................     --         (2.1)
                                                       ------------------
GAAP Reported:
Income before cumulative effect
    of accounting change ............................  $(0.3)       $ 2.9
Cumulative effect of accounting change ..............     --           --
                                                       ------------------
Net income ..........................................  $(0.3)       $ 2.9
                                                       ==================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three-Months Ended March 31, 2001 Compared to Three-months Ended March 31, 2000

Segment after-tax operating loss was $0.3 million for the three-months ended March 31, 2001, a decrease of $5.3 million, or 106.0%, from the comparable prior year period. The decrease in Asset Gathering was primarily due to $0.1 million, or 0.8%, decrease in universal life and investment-type product charges while amortization of deferred policy acquisition costs increased $3.3 million, or 86.8%. The decrease in investment-type product charges and the increase in amortization of deferred policy acquisition costs was primarily due to the confluence of poor separate account performance during the period and increased lapses of variable annuities. In addition, amortization of deferred policy acquisition costs increased due to revised estimates relating to the implementation of new modeling systems.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Revenues were $11.5 million for the three-months ended March 31, 2001, which represented no change from revenues reported for the comparable prior year period. Revenue consists primarily of $12.3 million in investment-type product charges on variable annuity products, which decreased $0.1 million from the prior period. Investment-type product charges on variable annuity products remained stable despite poor separate account performance due to increased levels of lapses in the variable annuity products. Surrender fees generated when a variable annuity lapses partially offset the lower management and advisory fees due to lower account balances after lapse. In addition, the Company increased its fee rates in the fourth quarter of 2000 which were effective for the entire three-month period ended March 31, 2001.

Benefits and expenses increased $7.9 million, or 213.5%, to $11.6 million for the three-months ended March 31, 2001 from $3.7 million reported in the comparable prior year period. The increase in benefits and expenses is primarily due to a $3.3 million increase in amortization of deferred policy acquisition costs driven by poor separate account performance and revised estimates relating to the implementation of new modeling systems. In addition, benefits to policyholders increased $1.7 million primarily due to increased lapses in the variable annuity business.

General Account Investments

Overall Composition of the General Account

Invested assets, excluding separate accounts, totaled $3.0 billion and $3.0 billion as of March 31, 2001 and December 31, 2000, respectively. The portfolio composition has not significantly changed at March 31, 2001 as compared to December 31, 2000. The following table shows the composition of investments in our general account portfolio.

                                       As of March 31,      As of December 31,
                                            2001                  2000
                                     -----------------------------------------
                                     Carrying      % of      Carrying    % of
                                       Value       Total       Value     Total
                                     -----------------------------------------
                                       (in millions)           (in millions)
Fixed maturity securities (1) ....   $1,878.9       61.8%     1,727.2    57.9%
Mortgage loans (2) ...............      562.2       18.5        554.8    18.6
Real estate ......................       24.5        0.8         23.9     0.8
Policy loans (3) .................      345.0       11.4        334.2    11.2
Equity securities ................        9.5        0.3          8.1     0.3
Other invested assets ............       35.0        1.2         34.8     1.2
Short-term investments ...........       14.8        0.5         21.7     0.7
Cash and cash equivalents (4) ....      166.6        5.5        277.3     9.3
                                     --------     ------     --------   ------
    Total invested assets ........   $3,036.5     100.0%     $2,982.0   100.0%
                                     ========     ======     ========   ======

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $43.9 million and $42.4 million as of March 31, 2001 and December 31, 2000, respectively. Carrying value is composed of investments categorized as held-to-maturity, which are carried at amortized cost, and investments categorized as available-for-sale, which are carried at fair value. The total fair value of our fixed maturity security portfolio was $1,878.3 and $1,698.6 million, at March 31, 2001 and December 31, 2000, respectively.

(2) The fair value for our mortgage loan portfolio was $587.9 and $574.3 million as of March 31, 2001 and December 31, 2000, respectively.

(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company. Cash and cash equivalents are not considered part of Total Investments as shown on the consolidated balance sheet of the Company of $2,869.9 million and $2,704.7 million at March 31, 2001 and December 31, 2000, respectively.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Consistent with the nature of our product liabilities, our assets are heavily oriented toward fixed maturity securities. We determine the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

Fixed Maturity Securities. Our fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. Our fixed maturity securities portfolio also includes redeemable preferred stock. As of March 31, 2001, fixed maturity securities represented 61.8% of general account investment assets with a carrying value of $1,878.9 billion, roughly comprised of 51% public securities and 49% private securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. We typically invest between 10% and 12% of funds allocated to fixed maturity securities in below-investment-grade bonds while maintaining our policy to limit the overall level of these bonds to no more than 10% of invested assets and two-thirds of that balance in the BB category. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the general account has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to our total invested assets.

The following table shows the composition by issuer of our fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                                    As of March 31,     As of December 31,
                                                         2001                 2000
                                                   ---------------------------------------
                                                   Carrying   % of      Carrying     % of
                                                     Value    Total       Value      Total
                                                   ---------------------------------------
                                                     (in millions)         (in millions)
Corporate securities..........................     $1,590.1   84.6%     $1,428.6     82.7%
MBS/ABS.......................................        258.8   13.8%        268.2     15.5%
U.S. Treasury securities and obligations of
   U.S. government agencies...................         16.5    0.9%         16.7      1.0%
Debt securities issued by foreign
   Governments................................         10.7    0.6%         10.9      0.6%
Obligations of states and political
   Subdivisions...............................          2.8    0.1%          2.8      0.2%
                                                   --------  ------     --------    ------
     Total....................................     $1,878.9  100.0%     $1,727.2    100.0%
                                                   ========  ======     ========    ======

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

      The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as S&P and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The following table sets forth the SVO ratings for our bond portfolio along with an equivalent S&P rating agency designation. The majority of our bonds are investment grade, with 85.2% invested in Category 1 and 2 securities as of March 31, 2001. As a percent of total invested assets, our below investment grade bonds, at 8.9 % as of March 31, 2001, are higher than the American Council of Life Insurers (ACLI) industry average of 5.9%, last published as of December 31, 1999. This allocation reflects our strategy of avoiding the unpredictability of interest rate risk in favor of relying on our bond analysts' ability to better predict credit or default risk. Our bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio. A majority (66.8%) of our below investment grade bonds are in category 3, the highest quality below investment grade. Category 6 bonds represent securities that were originally acquired as long-term investments, but subsequently became distressed. The fair value of bonds in or near default was $17.0 million and $18.3 million as of March 31, 2001 and December 31, 2000, respectively. For the three months ended March 31, 2001 and 2000, $0.7 million and $0.3 million of net investment income on bonds in or near default was recognized in net investment income, respectively. As of March 31, 2001 and December 31, 2000, $0.5 million and $0.4 million of interest on bonds in or near default was included in accrued investment income, respectively. It is the Company's policy to reverse any accrued investment income and cease accruing interest income on bonds in default and accrue interest income on bonds near default that the Company expects to collect.

                 Fixed Maturity Securities -- By Credit Quality

                                                As of March 31,             As of December 31,
                                          -------------------------------------------------------
                                                     2001                          2000
                                          -------------------------------------------------------
     SVO            S&P Equivalent          Carrying          % of        Carrying          % of
  Rating (1)        Designation (2)         Value (3)        Total        Value (3)         Total
-------------------------------------------------------------------------------------------------
                                          (in millions)                (in millions)
     1        AAA/AA/A.................         $754.1        41.1%          $634.2          37.6%
     2        BBB......................          809.8        44.1            774.5          46.0
     3        BB.......................          181.0         9.9            187.2          11.1
     4        B........................           58.1         3.2             61.4           3.7
     5        CCC and lower............           15.0         0.8              9.2           0.5
     6        In or near default.......           17.0         0.9             18.3           1.1
                                          -------------------------------------------------------
              Total....................       $1,835.0       100.0%        $1,684.8         100.0%
                                          =======================================================

(1) With respect to securities that are awaiting an SVO rating, we have assigned a rating based on an analysis that we believe is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $43.9 million and $42.4 million as of March 31, 2001 and December 31, 2000, respectively.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Investment Results

     The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on our general account portfolio increased by 25 basis points from the three-months ended March 31, 2000. This is the result of shifting from lower yielding cash assets to higher yielding assets and from investing new cash at above the 7.27% portfolio rate for the period ending March 31, 2000.

                                               As of                 As of
                                          March 31, 2001        March 31, 2000
                                      ------------------------------------------
                                         Yield     Amount      Yield     Amount
                                      ------------------------------------------
                                            (in millions)          (in millions)
General account assets-excluding
policy loans
  Gross income                            8.00%     $53.4       7.83%     $48.0
  Ending assets-excluding policy
    loans                                         2,691.5               2,507.7
Policy loans
  Gross income                            7.07%       6.0       5.76%       4.2
  Ending assets                                     345.0                 296.1

   Total gross income                     7.90%      59.4       7.61%      52.2
    Less: investment expenses                        (2.8)                 (2.3)
                                                  -------               -------
      Net investment income               7.52%     $56.6       7.27%     $49.9
                                                  =======               =======

Liquidity and Capital Resources

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

      Sources of cash for the Company are premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with various life insurance, and annuities and to the funding of investments in new products, processes, and technologies. Product liabilities include the payment of benefits under life insurance, policies and annuity contracts and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of March 31, 2001, $1,878.9 million, or 61.8% of the investment portfolio is held in fixed maturity securities. In addition, the Company held $181.4 million, or 6.0%, in cash and short-term investments at March 31, 2001. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      We employ an asset/liability management approach tailored to the specific requirements of each of our product lines. Each product line has an investment strategy based on the specific characteristics of the liabilities in the product line. As part of this approach, we develop investment policies and operating guidelines for each portfolio based upon the return objectives, risk tolerance, liquidity, and tax and regulatory requirements of the underlying products and business segments.

      Net cash used in operating activities was $10.2 million and $32.5 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in 2001 compared to 2000 resulted primarily due to the net change in deferred policy acquisition costs due to the implementation of new modeling systems, partially offset by a decrease in net income of $4.3 million.

Net cash used in investing activities was $136.8 million and $54.8 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cash used in investing activities in 2001 as compared to 2000 resulted from fewer sales and increased acquisitions of fixed maturities during the three months ended March 31, 2001, an increase in net purchases of $79.4 million. Increased acquisitions of short-term investments and mortgage loans was offset by maturities, prepayments and scheduled redemptions of fixed maturities and short-term investments.

Net cash provided by financing activities was $36.3 million and $151.2 million, for the three months ended March 31, 2001 and 2000, respectively. The decrease in 2001 as compared to 2000 resulted from an increase in cash payments made on withdrawals of universal life insurance and investment-type contracts and a reduction in cash payments received as deposits of universal life insurance and investment-type contracts. Deposits on such universal life insurance and investment-type contracts exceeded withdrawals by $36.3 million for the three months ended March 31, 2001.

Given our historical cash flows and that of our wholly owned subsidiary and current financial results, management believes that the cash flow from the operating activities over the next year will provide sufficient liquidity for our operations and pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we can give no assurances in this regard.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Important Factors that May Affect Future Results

      The statements, analyses, and other information contained herein relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company, which may not be those anticipated by management. Our actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) elimination of Federal tax benefits for our products and other changes in laws and regulations (including in particular the possible amendment or repeal of the Federal Estate Tax) which the Company expects would adversely affect sales of our insurance and investment advisory products; (3) we face increasing competition from mutual fund companies, banks and investment management firms as well as from other insurance companies; (4) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect variable life insurance and variable annuity businesses; (5) our life insurance sales are highly dependent on a third party distribution relationship; (6) customers may not be responsive to new or existing products or distribution channels, (7) interest rate volatility may adversely affect our profitability;
(8) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies; (9) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (10) we face risks relating to our investment portfolio; (11) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (12) we are subject to risk-based capital requirements and possible guaranty fund assessments; (13) the National Association of Insurance Commissioners' codification of statutory accounting practices adversely affected our statutory surplus; (14) John Hancock may be unable to retain personnel who are key to our business; (15) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (16) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Capital Markets Risk Management

      The Company maintains a disciplined, comprehensive approach to managing capital market risks inherent in its business operations. To mitigate these risks, and effectively support Company objectives, investment operations are organized and staffed to focus investment management expertise on specific classes of investments, with particular emphasis placed on private placement markets. In addition, a dedicated unit of asset / liability risk management
(ALM) professionals centralizes the implementation of its interest rate risk management program. As an integral component of its ALM program, derivative instruments are used in accordance with risk reduction techniques established through Company policy. The Company's use of derivative instruments is monitored on a regular basis by the Parent's Investment Compliance Department and reviewed quarterly with senior management and the Parent's Committee of Finance.

      The Company's principal capital market exposures are credit and interest rate risk, although we have certain exposures to changes in equity prices and foreign currency exchange rates. Credit risk pertains to the uncertainty associated with the ability of an obligor or counterparty to continue to make timely and complete payments of contractual principal and/or interest. Interest rate risk pertains to the market value fluctuations that occur within fixed maturity securities or liabilities as market interest rates move. Equity and foreign currency risk pertain to price fluctuations, associated with the Company's ownership of equity investments or non-US dollar denominated investments, driven by dynamic market environments.

Credit Risk

      The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below investment grade holdings. We also diversify our fixed maturity securities with respect to investment quality, issuer, industry, geographical, and property-type concentrations. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the
(1) levels assumed in product pricing, (2) ACLI loss experience and (3) rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to these external benchmarks and consistent with priced-for levels.

      As of March 31, 2001, the Company's fixed maturity portfolio was comprised of 85.2% investment grade securities and 14.8% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

Interest Rate Risk

      The Company maintains a tightly controlled approach to managing its potential interest rate risk. Interest rate risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets to support the issuance of our various interest-sensitive liabilities within our Protection and Asset Gathering Segments.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this type of management is expressed as a duration mismatch tolerance of only +/- .05 years, with other measures used for limiting exposure to non-parallel risk. For non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, liability cash flows are less predictable. Therefore, a conventional duration-matching strategy is less effective at managing the inherent risk. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

      As of March 31, 2001, there have been no material changes to the interest rate exposures as reported in the Company's 2000 Form 10-K.

Derivative Instruments

      The Company uses a variety of derivative financial instruments, including swaps, caps, floors, and exchange traded futures contracts, in accordance with Company policy. Permissible derivative applications include the reduction of economic risk (i.e., hedging) related to changes in yields, price, cash flows, and currency exchange rates. In addition, certain limited applications of "income generation" are allowed. Examples of this type of use include the purchase of call options to offset the sale of embedded options in Company liability issuance or the purchase of swaptions to offset the purchase of embedded put options in certain investments. The Company does not make a market or trade derivatives for the purpose of speculation.

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions as of March 31, 2001. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                          As of March 31, 2001
                              ----------------------------------------------------------------------------
                                                                              Fair Value
                                                              --------------------------------------------
                                              Weighted
                              Notional      Average Term       -100 Basis                      +100 Basis
                               Amount         (Years)         Point Change    As of 3/31/01   Point Change
                              --------      ------------      ------------    -------------   ------------
                                             (in millions, except for Weighted Average Term)
Interest rate swaps.....      $1,350.0           4.5             $ (17.9)        $ (0.5)         $15.2
Futures contracts (1)...          19.3           6.9                (1.1)          (0.1)           1.1
Interest rate caps......         239.4           4.6                 0.8            2.0            4.3
Interest rate floors....         361.4           6.7                 3.2            1.6            0.5
                              --------                           -------------------------------------
      Totals............      $1,970.1           4.9             $ (15.0)         $ 3.0          $21.1
                              ========                           =====================================

----------
(1)   Represents the notional value on open contracts as of March 31, 2001.

      Our non-exchange-traded derivatives are exposed to the possibility of loss from a counterparty failing to perform its obligations under terms of the derivative contract. We believe the risk of incurring losses due to nonperformance by our counterparties is remote. To manage this risk, Company procedures include the (a) on-going evaluation of each counterparty's credit ratings, (b) the application of credit limits and monitoring procedures based on an internally developed, scenario-based, risk assessment system, (c) monthly reporting of each counterparty's "potential exposure", (d) master netting agreements and, where appropriate, (e) collateral agreements. Futures contracts trade on organized exchanges and, therefore, have effectively no credit risk.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a)   Exhibits

Exhibit
Number                                      Description
------                                      -----------

NONE

b)    Reports on Form 8-K.

There were no reports on Form 8-K required to be filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.


JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY


By: /s/ MICHELE G. VAN LEER
    -------------------------------------------                     May 15, 2001
    Michele G. Van Leer
    Vice Chairman and President


By: /s/ EARL W. BAUCOM
    -------------------------------------------                     May 15, 2001
    Earl W. Baucom
    Controller
    (Principal Accounting Officer)