Form 10-Q
period 2001-06-30
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2001-08-14
CIK 755110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                        Commission File Number: 33-62895

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                Exact name of registrant as specified in charter

         MASSACHUSETTS                                   04-2664016
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              200 Clarendon Street
                           Boston, Massachusetts 02117
                    (Address of principal executive offices)

                                 (617) 572-6000
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Number of shares outstanding of our only class of common stock as of August 3, 2001:

                                     50,000

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,
                                                                                           2001         December 31,
                                                                                        (Unaudited)        2000
                                                                                   ---------------------------------
                                                                                              (in millions)
Assets

Investments
Fixed maturities:
  Held-to-maturity--at amortized cost
  (fair value: 2001--$80.5; 2000--$686.8).......................................         $    82.3       $   715.4
  Available-for-sale--at fair value
  (cost: 2001--$1,969.5; 2000--$1,018.8)........................................           1,990.7         1,011.8
Equity securities:
  Available-for-sale--at fair value
  (cost: 2001--$12.9; 2000--$7.1)...............................................               9.5             8.1
Mortgage loans on real estate...................................................             549.7           554.8
Real estate.....................................................................              24.6            23.9
Policy loans....................................................................             342.5           334.2
Short-term investments..........................................................               3.3            21.7
Other invested assets...........................................................              49.1            34.8
                                                                                   ---------------------------------

  Total Investments.............................................................           3,051.7         2,704.7

Cash and cash equivalents.......................................................              49.6           277.3
Accrued investment income.......................................................              64.1            52.1
Premiums and accounts receivable................................................               2.4             7.0
Deferred policy acquisition costs...............................................           1,019.7           994.1
Reinsurance recoverable ........................................................              97.4            48.4
Other assets....................................................................              50.9            28.2
Separate accounts assets........................................................           7,223.7         8,082.9
                                                                                   ---------------------------------

  Total Assets..................................................................         $11,559.5       $12,194.7
                                                                                   =================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                                      June 30,
                                                                                        2001           December 31,
                                                                                     (Unaudited)           2000
                                                                                  ----------------------------------
                                                                                             (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits..........................................................      $ 2,902.7         $ 2,754.2
Policyholders' funds............................................................            7.2              14.2
Unearned revenue................................................................          220.3             212.0
Unpaid claims and claim expense reserves........................................           16.5              11.1
Dividends payable to policyholders..............................................            0.2               0.1
Income taxes....................................................................          129.5              64.2
Other liabilities...............................................................          172.2             250.4
Separate accounts liabilities...................................................        7,223.7           8,082.9
                                                                                  ----------------------------------

  Total Liabilities.............................................................       10,672.3          11,389.1

Commitments and contingencies

Shareholder's Equity
Common stock, $50 par value; 50,000 shares authorized; 50,000
  shares issued and outstanding ...............................................             2.5               2.5
Additional paid in capital......................................................          572.4             572.4
Retained earnings...............................................................          299.3             232.9
Accumulated other comprehensive income (loss)...................................           13.0              (2.2)
                                                                                  ----------------------------------

  Total Shareholder's Equity....................................................          887.2             805.6

  Total Liabilities and Shareholder's Equity....................................      $11,559.5         $12,194.7
                                                                                  ==================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three Months Ended       Six Months Ended
                                                                                June 30,                June 30,
                                                                            2001        2000        2001        2000
                                                                        -------------------------------------------------
                                                                                         (in millions)
Revenues
  Premiums..............................................................   $ 16.3      $  5.0      $ 31.7      $ 14.9
  Universal life and investment-type product charges ...................     88.9        72.7       185.2       168.5
  Net investment income ................................................     53.9        53.2       110.5       103.1
  Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs ($0.9
    and $(0.6) for the three months ended June 30, 2001 and 2000 and
    $1.1 and $(0.6) for the six months ended June 30, 2001 and 2000,
    respectively) ......................................................       --        (7.2)        0.6       (11.6)
  Other revenue ........................................................       --          --         0.1         0.1
                                                                        -------------------------------------------------

    Total revenues......................................................    159.1       123.7       328.1       275.0

Benefits and Expenses
  Benefits to policyholders ............................................     66.6        46.1       128.3       115.6
  Other operating costs and expenses ...................................     20.1        32.7        43.6        48.0
  Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment gains (losses) ($0.9 and
    $(0.6) for the three months ended June 30, 2001 and 2000 and $1.1 and $(0.6) for the six months ended June 30, 2001 and 2000,
    respectively).......................................................     11.8        11.9        37.5        18.3
  Dividends to policyholders ...........................................      5.6         6.5        10.9        12.9
                                                                        -------------------------------------------------

      Total benefits and expenses ......................................    104.1        97.2       220.3       194.8
                                                                        -------------------------------------------------

Income before income taxes and cumulative
  effect of accounting change ..........................................     55.0        26.5       107.8        80.2
Income taxes ...........................................................     18.8         6.3        39.8        24.6
                                                                        -------------------------------------------------

Income before cumulative effect of accounting change ...................     36.2        20.2        68.0        55.6

Cumulative effect of accounting change, net of tax - Note 1.............       --          --        (1.6)         --
                                                                        -------------------------------------------------
Net income .............................................................   $ 36.2      $ 20.2      $ 66.4      $ 55.6
                                                                        =================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                              Accumulated
                                                     Additional                  Other           Total      Outstanding
                                           Common     Paid In    Retained    Comprehensive   Shareholder's     Shares
                                            Stock     Capital    Earnings       Income          Equity     (in thousands)
                                         ---------------------------------------------------------------------------------
                                                                          (in millions)
Balance at April 1, 2000............         $2.5     $572.4       $168.9      $ (9.8)         $734.0           50.0

Comprehensive income:
  Net income .......................                                 20.2                        20.2

Other comprehensive income, net of tax:
  Net unrealized losses.............                                             (2.7)           (2.7)
                                                                                            ----------------
Comprehensive income................                                                             17.5
                                         ---------------------------------------------------------------------------------

Balance at June 30, 2000............         $2.5     $572.4       $189.1      $(12.5)         $751.5           50.0
                                         =================================================================================

                                                                              Accumulated
                                                     Additional                  Other           Total      Outstanding
                                           Common     Paid In    Retained    Comprehensive   Shareholder's     Shares
                                            Stock     Capital    Earnings       Income          Equity     (in thousands)
                                         ---------------------------------------------------------------------------------
                                                                          (in millions)
Balance at April 1, 2001............         $2.5     $572.4       $263.1      $  9.4          $847.4           50.0

Comprehensive income:
  Net income........................                                 36.2                        36.2

Other comprehensive income, net of tax:
  Net unrealized gains..............                                              3.6             3.6
                                                                                            ----------------
Comprehensive income................                                                             39.8
                                         ---------------------------------------------------------------------------------

Balance at June 30, 2001............         $2.5     $572.4       $299.3      $ 13.0          $887.2           50.0
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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                              Accumulated
                                                     Additional                  Other           Total      Outstanding
                                           Common     Paid In    Retained    Comprehensive   Shareholder's     Shares
                                            Stock     Capital    Earnings       Income          Equity     (in thousands)
                                         ---------------------------------------------------------------------------------
                                                                          (in millions)
Balance at January 1, 2000..........         $2.5      572.4       $133.5      $(13.4)         $695.0           50.0

Comprehensive income:
  Net income .......................                                 55.6                        55.6

Other comprehensive income, net of tax:
  Net unrealized gains..............                                              0.9             0.9
                                                                                            ----------------
Comprehensive income................                                                             56.5
                                         ---------------------------------------------------------------------------------

Balance at June 30, 2000............         $2.5     $572.4       $189.1      $(12.5)         $751.5           50.0
                                         =================================================================================

                                                                              Accumulated
                                                     Additional                  Other           Total      Outstanding
                                           Common     Paid In    Retained    Comprehensive   Shareholder's     Shares
                                            Stock     Capital    Earnings       Income          Equity     (in thousands)
                                         ---------------------------------------------------------------------------------
                                                                          (in millions)
Balance at January 1, 2001..........         $2.5     $572.4       $232.9      $ (2.2)         $805.6           50.0

Comprehensive income:
  Net income........................                                 66.4                        66.4

Other comprehensive income, net of tax:
  Net unrealized gains..............                                              8.0             8.0
                                                                                            ----------------
Comprehensive income................                                                             74.4
Change in accounting principle                                                    7.2             7.2
                                         ---------------------------------------------------------------------------------

Balance at June 30, 2001............         $2.5     $572.4       $299.3      $ 13.0          $887.2           50.0
                                         =================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                                 2001       2000
                                                                                              ----------------------
                                                                                                  (in millions)
Cash flows from operating activities:
  Net income ...........................................................................        $  66.4    $  55.6
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of discount - fixed maturities ........................................           (0.2)      (0.2)
    Net realized investment and other (losses) gains, net ..............................           (0.6)      11.6
    Change in deferred policy acquisition costs ........................................          (30.4)     (66.9)
    Depreciation and amortization ......................................................            0.3        0.3
    Increase in accrued investment income ..............................................          (12.0)      (7.6)
    Decrease in premiums and accounts receivable .......................................            4.6        6.6
    (Increase) decrease in other assets and other liabilities, net .....................         (152.4)      24.3
    Increase (decrease) in policy liabilities and accruals, net ........................          203.2     (158.5)
    Increase in income taxes ...........................................................           61.5       44.7
                                                                                              ----------------------

      Net cash provided by (used in) operating activities ..............................          140.4      (90.1)

Cash flows from investing activities:
  Sales of:
    Fixed maturities available-for-sale ................................................           41.7      127.3
    Equity securities available-for-sale ...............................................            4.4        0.7
    Short-term investments and other invested assets ...................................            2.0         --
  Maturities, prepayments and scheduled redemptions of:
    Fixed maturities held-to-maturity ..................................................            2.0       40.5
    Fixed maturities available-for-sale ................................................           88.6       38.0
    Short-term investments and other invested assets ...................................           33.2       10.6
    Mortgage loans on real estate ......................................................           35.6       20.0
  Purchases of:
    Fixed maturities held-to-maturity ..................................................           (1.2)     (73.7)
    Fixed maturities available-for-sale ................................................         (460.7)    (253.5)
    Equity securities available-for-sale ...............................................           (1.2)      (0.1)
    Real estate ........................................................................           (0.3)      (0.1)
    Short-term investments and other invested assets ...................................          (22.6)     (14.2)
    Mortgage loans on real estate issued ...............................................          (27.8)     (61.4)
    Other, net .........................................................................          (15.6)     (43.0)
                                                                                              ----------------------

      Net cash used in investing activities ............................................         (321.9)    (208.9)

Cash flows from financing activities:
  Universal life and investment-type contract deposits .................................          454.5      550.5
  Universal life and investment-type contract maturities and withdrawals ...............         (500.7)    (223.5)
                                                                                              ----------------------

      Net cash (used in) provided by financing activities ..............................          (46.2)     327.0
                                                                                              ----------------------

      Net (decrease) increase in cash and cash equivalents .............................         (227.7)      28.0

Cash and cash equivalents at beginning of period .......................................          277.3      259.6
                                                                                              ----------------------

      Cash and cash equivalents at end of period .......................................        $  49.6    $ 287.6
                                                                                              ======================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of John Hancock Variable Life Insurance Company (the Company), a wholly-owned subsidiary of John Hancock Life Insurance Company (John Hancock or the Parent), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K). Prior to 2000, the Company did not prepare its financial statements in accordance with accounting principles generally accepted in the United States and financial information on such basis currently is not readily available for earlier periods. Comparative financial statements prepared on a statutory-basis are included in the Company's 2000 Form 10-K.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Reorganization and Initial Public Offering

Pursuant to a Plan of Reorganization approved by its policyholders and the Commonwealth of Massachusetts Division of Insurance, effective February 1, 2000, John Hancock converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly-owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock changed its name to John Hancock Life Insurance Company. In addition, on February 1, 2000, John Hancock Financial Services, Inc. completed its initial public offering and 102 million shares of common stock were issued at an initial public offering price of $17 per share.

Cumulative Effect of Accounting Change

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This Statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding change in value of the hedged item. If the derivative is accounted for as a hedge, depending on the nature of the hedge, the change in the fair value of derivatives is either offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the change in value of the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings and is included in net realized and other investment gains. As a result, such amounts are not included in the determination of the Company's segment after tax operating income. In addition, SFAS No. 133, as amended, precludes the designation of held-to-maturity fixed maturity investment securities as hedged items in hedging relationships where the hedged risk is interest rate risk.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's risk management philosophy has not changed as a result of adoption of the Statement. The adoption of SFAS No. 133, as amended, resulted in a charge to operations of $1.6 million (net of tax of $0.4 million) as of January 1, 2001. In addition, as of January 1, 2001, a $7.2 million (net of tax of $3.9 million) cumulative effect of accounting change was recorded in other comprehensive income for the transition adjustment in the adoption of SFAS No. 133, as amended, and the reclassification of certain securities from the held-to-maturity category to the available-for-sale category. The transition adjustment for the adoption of SFAS No. 133 resulted in an increase in other comprehensive income of $0.8 million (net of tax of $0.4 million) that was accounted for as the cumulative effect of accounting change. The adjustment for the reclassification of $0.6 billion of the held-to-maturity fixed maturity investment portfolio to the available-for-sale category resulted in an increase in other comprehensive income of $6.4 million (net of tax of $3.4 million) as of January 1, 2001.

Codification

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) that became effective January 1, 2001. Codification changes prescribe statutory accounting practices and results in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. The state of domicile of the Company adopted Codification as the prescribed basis of accounting on which insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification was reported as an adjustment to surplus in the statutory-basis financial statements as of January 1, 2001. Although the implementation of Codification reduced the Company's statutory-basis capital and surplus, the Company remains in compliance with all regulatory and contractual obligations.

Note 2 - Transactions with Parent

John Hancock provides the Company with personnel, property and facilities in carrying out certain of its corporate functions. John Hancock annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. John Hancock charged the Company a service fee of $41.5 million, $80.1 million, $32.1 million and $80.6 million for the three and six month periods ended June 30, 2001 and 2000, respectively. As of June 30, 2001, the Company owed John Hancock $13.3 million related to these services, which is included in other liabilities. John Hancock has guaranteed that, if necessary, it will make additional capital contributions to prevent the Company's shareholder's equity from declining below $1.0 million.

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

Retail-Asset Gathering Segment. Offers individual annuities, consisting of fixed deferred annuities, fixed immediate annuities, and variable annuities. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners, and banks.

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

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs; (ii) restructuring costs related to our distribution systems and retail operations; and (iii) the surplus tax.

The following table summarizes selected financial information by segment for the three and six month periods ended June 30, 2001 and 2000, respectively, and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income (in millions):

                                                                                        Retail
                                                                          Retail         Asset
As of or for the three months ended June 30, 2001:                      Protection     Gathering       Consolidated
                                                                      -------------------------------------------------
Revenues:
  Segment revenues................................................      $   148.1       $    11.0       $    159.1
  Net realized investment and other losses, net...................             --              --               --
                                                                      -------------------------------------------------
  Revenues........................................................      $   148.1       $    11.0       $    159.1
                                                                      =================================================

  Net investment income...........................................      $    54.7       $    (0.8)      $     53.9

Net Income:
  Segment after-tax operating income..............................      $    32.7       $     3.7       $     36.4
    Net realized investment and other losses, net.................           (0.2)             --             (0.2)
                                                                      -------------------------------------------------
   Net income.....................................................      $    32.5       $     3.7       $     36.2
                                                                      =================================================

Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method......................................      $    (1.8)             --       $     (1.8)
  Amortization of deferred policy acquisition costs...............            9.4       $     2.4             11.8
  Segment assets..................................................      $ 9,409.3       $ 2,150.2       $ 11,559.5

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Segment Information - (Continued)

                                                                                        Retail
                                                                          Retail         Asset
As of or for the three months ended June 30, 2000:                      Protection     Gathering       Consolidated
                                                                      -------------------------------------------------
Revenues:
  Segment revenues................................................      $   118.9       $    12.0       $    130.9
  Net realized investment and other (losses), net.................           (4.1)           (3.1)            (7.2)
                                                                      -------------------------------------------------
  Revenues........................................................      $   114.8             8.9       $    123.7
                                                                      =================================================
  Net investment income...........................................      $    53.9       $    (0.7)      $     53.2

Net Income:
  Segment after-tax operating income..............................      $    22.0       $     1.1       $     23.1
    Net realized investment and other (losses), net...............           (2.6)           (2.0)            (4.6)
    Surplus tax...................................................            1.7              --              1.7
                                                                      -------------------------------------------------
  Net income......................................................      $    21.1       $    (0.9)      $     20.2
                                                                      =================================================

Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method......................................      $     0.5              --       $      0.5
  Amortization of deferred policy
    acquisition costs.............................................            6.9             5.0             11.9
  Segment assets..................................................      $ 9,507.3       $ 3,031.1       $ 12,538.4

                                                                                        Retail
                                                                          Retail         Asset
As of or for the six months ended June 30, 2001:                        Protection     Gathering       Consolidated
                                                                      -------------------------------------------------
Revenues:
  Segment revenues................................................      $   305.0       $    22.5       $    327.5
  Net realized investment and other gains, net....................            0.6              --              0.6
                                                                      -------------------------------------------------
  Revenues........................................................      $   305.6       $    22.5       $    328.1
                                                                      =================================================

  Net investment income...........................................      $   111.9       $    (1.4)      $    110.5

Net Income:
  Segment after-tax operating income..............................      $    64.4       $     3.4       $     67.8
    Net realized investment and other gains, net..................            0.2              --              0.2
    Change in accounting principle................................           (1.6)             --             (1.6)
                                                                      -------------------------------------------------
  Net income......................................................      $    63.0       $     3.4       $     66.4
                                                                      =================================================

Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method......................................      $    (1.3)             --       $     (1.3)
  Amortization of deferred policy acquisition costs...............           28.0       $     9.5             37.5
  Segment assets..................................................      $ 9,409.3       $ 2,150.2       $ 11,559.5

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Segment Information - (Continued)

                                                                                        Retail
                                                                          Retail         Asset
As of or for the six months ended June 30, 2000:                        Protection     Gathering       Consolidated
                                                                      -------------------------------------------------
Revenues:
  Segment revenues................................................      $   263.1       $    23.5       $    286.6
  Net realized investment and other losses, net...................           (5.4)           (6.2)           (11.6)
                                                                      -------------------------------------------------
  Revenues........................................................      $   257.7       $    17.3       $    275.0
                                                                      =================================================

  Net investment income...........................................      $   104.7       $    (1.6)      $    103.1

Net Income:
  Segment after-tax operating income..............................      $    56.1       $     6.1       $     62.2
    Net realized investment and other losses, net.................           (3.5)           (4.0)            (7.5)
    Surplus tax...................................................            1.7              --              1.7
    Restructuring charges.........................................           (0.2)             --             (0.2)
    Other demutualization related costs...........................           (0.5)           (0.1)            (0.6)
                                                                      -------------------------------------------------
  Net income......................................................      $    53.6       $     2.0       $     55.6
                                                                      =================================================

Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method......................................      $     0.6              --       $      0.6
  Amortization of deferred policy acquisition costs...............            9.5       $     8.8             18.3
  Segment assets..................................................      $ 9,507.3       $ 3,031.1       $ 12,538.4

The Company operates only in the United States and has no reportable major customers.

Note 4 --  Derivatives and Hedging Instruments

The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration of assets and liabilities.

The fair value of derivative instruments classified as assets at June 30, 2001 was $18.7 million, and appears on the Consolidated Balance Sheet in other assets. The fair value of derivative instruments classified as liabilities at June 30, 2001 was $5.1 million and appears on the Consolidated Balance Sheet in other liabilities.

In certain of these cases, the Company uses hedge accounting as allowed by SFAS No. 133, as amended, by designating derivative instruments as either fair value or cash flow hedges. For derivative instruments that are designated as fair value hedges, the change in fair value of the derivative instrument as well as the offsetting change in fair value of the hedged item are recorded in realized investment gains and losses. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. Hedge effectiveness is assessed quarterly by a variety of techniques including regression analysis and cumulative dollar offset. In certain cases, there is no hedge ineffectiveness because the derivative instrument was constructed such that all the terms of the derivative exactly match the hedged risk in the hedged item.

For derivative instruments not designated as hedges, the change in fair value of the derivative is recorded in realized investment gains and losses.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Derivatives and Hedging Instruments - (Continued)

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

Fair Value Hedges

The Company uses interest rate futures contracts and interest rate swap agreements as part of its overall strategies of managing the duration of assets and liabilities or the average life of certain asset portfolios to specified targets. Interest rate swap agreements are contracts with a counterparty to exchange interest rate payments of a differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal). The net differential to be paid or received on interest rate swap agreements and currency rate swap agreements is accrued and recognized as a component of net investment income.

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

For the three and six month periods ended June 30, 2001, the Company recognized a net gain of $0.2 million and a net loss of $0.1 million, respectively, related to the ineffective portion of its fair value hedges, and a net loss of $0.3 million and $0.2 million, respectively, related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the three months ended June 30, 2001, all of the Company's hedged firm commitments qualified as fair value hedges.

Cash Flow Hedges

The Company used interest rate cap floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses.

For the three and six month periods ended June 30, 2001, the Company recognized no gains or losses related to the ineffective portion of its cash flow hedges, and a net loss of $2.7 million and $2.5 million, respectively, related to the portion of the hedging instruments that was excluded from the assessment of hedge effectiveness. For the three and six month periods ended June 30, 2001, all of the Company's hedged forecasted transactions qualified as cash flow hedges.

For the three and six month periods ended June 30, 2001, no amounts were reclassified from other accumulated comprehensive income to earnings and it is anticipated that no amounts will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The Company does not enter into hedging transaction for variable cash flows thus the Company currently has no maximum length for which variable cash flows are hedged.

For the three and six month periods ended June 30, 2001, none of the Company's cash flow hedges have been discontinued because of the probability that the original forecasted transaction would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

There was no transition adjustment for the adoption of the Statement representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. There

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Derivatives and Hedging Instruments - (Continued)

were no losses incurred for the effective portion of the change in fair value of derivative instruments designated as cash flow hedges and added to accumulated other comprehensive income.

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements, interest rate futures contracts, and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedges without designating the derivatives as hedging instruments.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS OF FINANCIAL CONDITION and RESULTS of OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Variable Life Insurance Company (the Company) as of June 30, 2001, compared with December 31, 2000, and its consolidated results of operations for the three and six month periods ended June 30, 2001 and June 30, 2000 and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K). Prior to 2000, the Company did not prepare its financial statements in accordance with accounting principles generally accepted in the United States and financial information on such basis currently is not readily available for earlier periods. Comparative financial statements prepared on a statutory-basis are included in the Company's 2000 Form 10-K and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Results of Operations

The table below presents the consolidated results of operations for the three and six month periods ended June 30, 2001 and 2000, respectively.

                                                         Three months ended          Six months ended
                                                              June 30,                    June 30,
                                                    --------------------------------------------------------
                                                         2001          2000          2001          2000
                                                         ----          ----          ----          ----
                                                                         (in millions)
Revenues                                                $159.1        $123.7        $328.1        $275.0

Benefits and expenses                                    104.1          97.2         220.3         194.8
                                                    --------------------------------------------------------

Income before income taxes and
  cumulative effect of accounting
  change                                                  55.0          26.5         107.8          80.2

Income taxes                                              18.8           6.3          39.8          24.6

Cumulative effect of accounting change                      --            --          (1.6)           --
                                                    --------------------------------------------------------

Net income                                              $ 36.2        $ 20.2        $ 66.4        $ 55.6
                                                    ========================================================

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Consolidated income before income taxes and cumulative effect of accounting change of $55.0 million, for the three months ended June 30, 2001 increased by $28.5 million, or 107.5%, from that reported in the comparable prior year period. The Protection Segment's income before income taxes and cumulative effect of accounting change increased $19.8 million, or 67.1%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 primarily due to an increase in universal life and investment-type product charges of $17.3 million, or 28.8%, and premiums of $11.3 million, or 226.0%, while benefits to policyholders increased $20.1 million partially offset by a decrease in operating expenses. Income before income taxes and cumulative effect of accounting change in the Asset Gathering Segment was $5.7 million, an increase of $8.7 million, or 290.0%, for the three months ended June 30, 2001 from that reported in the comparable prior year period. The increase in Asset Gathering was primarily due to no net realized investment and other losses and lower operating expenses in the current period.

      Revenues of $159.1 million for the three months ended June 30, 2001 increased $35.4 million, or 28.6%, compared to the three months ended June 30, 2000, primarily due to a $33.3 million, or 29.0%, increase in revenues in the Protection Segment. The Protection Segment's increase in revenues was primarily driven by a $17.3 million increase in universal life and investment-type product charges and a $11.3 million increase in premiums. Growth in universal life and investment-type product charges and premiums is being driven by growth in the in-force and an increase in fees on variable life insurance products. Revenues in the Asset Gathering Segment increased $2.1 million, or 23.6%, primarily due to net realized investment and other losses of $3.1 million in the prior year and none in 2001.

      Benefits and expenses of $104.1 million for the three months ended June 30, 2001 increased $6.9 million, or 7.1%, compared to the three months ended June 30, 2000, primarily due to an increase of $13.5 million, or 15.8%, in the Protection Segment. The increase in Protection was driven by a $20.1 million increase in benefits to policyholders driven by growth in the in-force. Protection's increase in benefits to policyholders was partially offset by a $8.2 million decrease in other operating costs and expenses due to operating cost reductions. Benefits and expenses in the Asset Gathering Segment decreased $6.6 million, or 55.5%, for the quarter ended June 30, 2001, primarily due to a $4.4 million decrease in other operating costs and expenses. The decrease in other operating costs and expenses is driven by our cost reduction program.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Consolidated income before income taxes and cumulative effect of accounting change of $107.8 million, for the six months ended June 30, 2001 increased by $27.6 million, or 34.4%, from that reported in the comparable prior year period. The Protection Segment's income before income taxes and cumulative effect of accounting change increased $23.6 million, or 30.0%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due to an increase in universal life and investment-type product charges of $17.9 million, or 12.5%, and premiums of $16.8 million, or 112.8%, while operating expenses decreased $2.8 million. Partially offsetting these changes was an increase in amortization of deferred policy acquisition costs of $18.5 million. Income before income taxes and cumulative effect of accounting change in the Asset Gathering Segment increased $4.0 million, or 250.0% for the six months ended June 30, 2001 from that reported in the comparable prior year period. The increase in Asset Gathering was primarily due to a $6.2 million in net realized investment and other losses in the prior year and none in 2001.

      Revenues of $328.1 million for the six months ended June 30, 2001 increased $53.1 million, or 19.3%, compared to the six months ended June 30, 2000, primarily due to a $47.9 million, or 18.6%, increase in revenues in the Protection Segment. The Protection Segment's increase in revenues was primarily driven by a $17.9 million increase in universal life and investment-type product charges, a $16.8 million increase in premiums, and a $7.2 million increase in net investment income. Growth in universal life and investment-type product charges and premiums is being driven by growth in the in-force and an increase in fees on variable life insurance products. Revenues in the Asset Gathering Segment increased $5.2 million, or 30.1%, primarily due to net realized investment and other losses of approximately $6.2 million in the prior year and none in 2001.

      Benefits and expenses of $220.3 million for the six months ended June 30, 2001 increased $25.5 million, or 13.1%, compared to the six months ended June 30, 2000, primarily due to an increase of $24.3 million, or 13.6%, in the Protection Segment. The increase in Protection was driven by a $18.5 million increase in amortization of deferred policy acquisition costs due to poor separate account performance for the period and revised estimates relating to the implementation of new modeling systems during the period. Protection's increase in amortization of deferred policy acquisition costs was partially offset by a $2.8 million decrease in operating expenses due to our cost reduction program. Benefits and expenses in the Asset Gathering Segment increased $1.2 million, or 7.6%, for the six months ended June 30, 2001, primarily due to a $2.1 million increase in benefits to policyholders. The increase in benefits to policyholders is due to payments to policyholders under the guaranteed minimum death benefit feature of the variable annuity products and growth in fixed fund interest credits due to the dollar cost averaging feature of the variable annuity products.

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

Retail-Asset Gathering Segment. Offers individual annuities, consisting of fixed deferred annuities, fixed immediate annuities, and variable annuities. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners, and banks.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

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

                                                           Three months ended      Six months ended
                                                                June 30,               June 30,
                                                         -----------------------------------------------
                                                            2001        2000        2001       2000
                                                         -----------------------------------------------
                                                                         (in millions)
Segment Data: (1)
Segment after-tax operating income:
  Protection Segment.................................       $32.7       $22.0       $64.4      $56.1
  Asset Gathering Segment............................         3.7         1.1         3.4        6.1
                                                         -----------------------------------------------
  Total segment after-tax operating income...........        36.4        23.1        67.8       62.2

After-tax adjustments: (1)
  Net realized investment and
    other gains (losses), net........................        (0.2)       (4.6)        0.2       (7.5)
  Surplus Tax........................................          --         1.7          --        1.7
  Other demutualization related costs................          --          --          --       (0.6)
  Restructuring charges..............................          --          --          --       (0.2)
                                                         -----------------------------------------------
  Total after-tax adjustments........................        (0.2)       (2.9)        0.2       (6.6)
                                                         -----------------------------------------------

GAAP Reported:
  Income before cumulative effect
    of accounting change.............................        36.2        20.2        68.0       55.6
  Cumulative effect of accounting change.............          --          --        (1.6)        --
                                                         -----------------------------------------------
  Net income.........................................       $36.2       $20.2       $66.4      $55.6
                                                         ===============================================

(1)   See "Adjustments to GAAP Reported Net Income" set forth below.

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

      In both periods, net realized investment and other gains and losses have been excluded from segment after-tax operating income due to their volatility between periods and because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. The volatility between periods can be impacted by fluctuations in the market, as well as by changes in the volume of activity, which can be influenced by us and our investment decisions.

      Net realized investment and other gains and losses have been reduced by amortization of deferred policy acquisition costs to the extent that such amortization results from such gains and losses. We believe presenting realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of
(a) net realized investment and other gains per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment gains to calculate segment after-tax operating income for the three and six month periods ended June 30, 2001 and 2000.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                              Three months ended             Six months ended
                                                                   June 30,                      June 30,
                                                             2001           2000           2001            2000
                                                        --------------------------------------------------------------
                                                                                (in millions)
Net realized investment and other gains (losses)........     $0.9          $(7.8)          $ 1.7           $(12.2)

Less amortization of deferred policy acquisition
  costs related to net realized investment and other
  gains.................................................     (0.9)           0.6            (1.1)             0.6
                                                        --------------------------------------------------------------
Net realized investment and other gains,
  net of related amortization of deferred policy
  acquisition costs per unaudited consolidated
  financial statements .................................       --           (7.2)            0.6            (11.6)

Less income tax effect..................................     (0.2)           2.6            (0.4)             4.1
                                                        --------------------------------------------------------------
Net realized investment and other gains (losses),
  net - after-tax adjustment to calculate segment
  operating income......................................    $(0.2)         $(4.6)          $ 0.2           $ (7.5)
                                                        ==============================================================

As part of the parent Company's Competitive Position Project the Company has incurred restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. After-tax restructuring costs were $0.2 million for the six month periods ended June 30, 2000. No such costs were incurred in the three months ended June 30, 2001 and 2000, or the six months ended June 30, 2001, respectively.

During the prior period the Company incurred expenses to improve our financial analysis and financial reporting abilities which were made in conjunction with the demutualization of John Hancock. These charges primarily included consulting fees and planning and expense management costs. After-tax charges for these other demutualization related costs were $0.6 million for the six month period ended June 30, 2000. No such costs were incurred in 2001.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Retail-Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                Three months ended       Six months ended
                                                                     June 30,                June 30,
                                                                 2001        2000        2001        2000
                                                             -------------------------------------------------
                                                                              (in millions)
Revenues (1) ...........................................        $148.1      $118.9      $305.0      $263.1

Benefits and expenses...................................          98.8        85.3       203.4       177.9

Income taxes............................................          16.6        11.6        37.2        29.1
                                                             -------------------------------------------------
Segment after-tax operating income (1) .................          32.7        22.0        64.4        56.1
                                                             -------------------------------------------------

After-tax adjustments: (1)
  Net realized investment and other gains
    (losses), net.......................................          (0.2)       (2.6)        0.2        (3.5)
  Other demutualization related costs...................            --          --          --        (0.5)
  Surplus tax...........................................            --         1.7          --         1.7
  Restructuring charges.................................            --          --          --        (0.2)
                                                             -------------------------------------------------
Total after-tax adjustments.............................          (0.2)       (0.9)        0.2        (2.5)

GAAP Reported:
Income before cumulative effect of accounting
  change................................................          32.5        21.1        64.6        53.6
  Cumulative effect of accounting
    change, net of tax..................................            --          --        (1.6)         --
                                                             -------------------------------------------------
Net income..............................................        $ 32.5      $ 21.1      $ 63.0      $ 53.6
                                                             =================================================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Segment after-tax operating income was $32.7 million for the three months ended June 30, 2001, an increase of $10.7 million, or 48.6%, from $22.0 million for the three months ended June 30, 2000. The increase in the Protection Segment's after-tax operating income is primarily due to a $17.3 million increase in universal life and investment-type charges and a $8.2 million decrease in other operating costs and expenses. Partially offsetting this was an increase in benefits to policyholders of $20.1 million due to growth in the in-force.

Revenues were $148.1 million for the three months ended June 30, 2001, an increase of $29.2 million, or 24.6%, from $118.9 million for the three months ended June 30, 2000. Revenue growth was primarily driven by a $17.3 million increase in universal life and investment-type charges and a $11.3 million increase in premiums. The increase in universal life and investment-type product charges and premiums is driven by growth in the in-force and an increase in fees on variable life insurance products.

Benefits and expenses were $98.8 million for the three months ended June 30, 2001, an increase of $13.5 million, or 15.8%, from $85.3 million for the three months ended June 30, 2000. Benefits to policyholders increased $20.1 million, or 45.7% primarily due to growth in the in-force. Partially offsetting the increase in benefits to policyholders was an $8.2 million decrease in other operating costs and expenses driven by our cost reduction program.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment after-tax operating income was $64.4 million for the six months ended June 30, 2001, an increase of $8.3 million, or 14.8%, from $56.1 million for the six months ended June 30, 2000. The increase in the Protection Segment's after-tax operating income is primarily due to a $17.9 million increase in universal life and investment-type product charges, a $16.8 million increase in premiums and a $7.2 million increase in net investment income. Partially offsetting these items was an increase in benefits to policyholders of $10.6 million, and an increase in amortization of deferred policy acquisition costs of $18.5 million.

Revenues were $305.0 million for the six months ended June 30, 2001, an increase of $41.9 million, or 15.9%, from $263.1 million for the six months ended June 30, 2000. Revenue growth was primarily driven by a $17.9 million increase in universal life and investment-type product charges, a $16.8 million increase in premiums and a $7.2 million increase in net investment income. The increase in universal life and investment-type product charges, premiums and net investment income is driven by growth in the in-force and an increase in fees on variable life insurance products.

Benefits and expenses were $203.4 million for the six months ended June 30, 2001, an increase of $25.5 million, or 14.3%, from $177.9 million for the six months ended June 30, 2000. Amortization of deferred policy acquisition costs increased $18.5 million, or 194.7%, due to poor separate account performance for the period and revised estimates relating to the implementation of new modeling systems. In addition, benefits to policyholders increased $10.6 million, primarily due to growth in the in-force. Partially offsetting these increases was a decrease in other operating costs and expenses of $1.6 million.

Retail-Asset Gathering Segment

The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                Three months ended       Six months ended
                                                                     June 30,                June 30,
                                                                 2001        2000        2001        2000
                                                             -------------------------------------------------
                                                                              (in millions)
Revenues (1) .........................................           $11.0       $12.0       $22.5       $23.5

Benefits and expenses.................................             5.3        11.9        16.9        15.6

Income taxes..........................................             2.0        (1.0)        2.2         1.8
                                                             -------------------------------------------------

Segment after-tax operating income (1) ...............             3.7         1.1         3.4         6.1
                                                             -------------------------------------------------

After-tax adjustments: (1) ...........................
  Net realized investment and other losses, net.......              --        (2.0)         --        (4.0)
  Other demutualization related costs.................              --          --          --        (0.1)
                                                             -------------------------------------------------
Total after-tax adjustments...........................              --        (2.0)         --        (4.1)

GAAP Reported:
                                                             -------------------------------------------------
Net income (loss).....................................           $ 3.7       $(0.9)      $ 3.4        $2.0
                                                             =================================================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Segment after-tax operating income was $3.7 million for the three months ended June 30, 2001, an increase of $2.6 million, or 236.4%, from the comparable prior year period. The increase in Asset Gathering was primarily due to $4.4 million, or 91.7%, decrease in other operating costs and expenses and a decrease in amortization of deferred policy acquisition costs of $2.6 million, or 52.0%. Investment-type product charges decreased $1.1 million.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Revenues were $11.0 million for the three months ended June 30, 2001 a decrease of $1.0 million, or 8.3%, from the comparable prior year period. Revenue consists primarily of $11.6 million in investment-type product charges on variable annuity products, which decreased $1.1 million from the prior period. Investment-type product charges on variable annuity products remained stable despite difficult market conditions for the separate accounts. Partially offsetting the impact of a decline in average variable annuity reserves, the Company increased its product fees in the fourth quarter of 2000 which were effective for the entire three month period ended June 30, 2001.

Benefits and expenses decreased $6.6 million, or 55.5%, to $5.3 million for the three months ended June 30, 2001 from $11.9 million reported in the comparable prior year period. The decrease in benefits and expenses is primarily due to a $4.4 million decrease in other operating cost and expenses resulting from our cost reduction program. In addition, amortization of deferred policy acquisition costs decreased $2.6 million.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment after-tax operating income was $3.4 million for the six months ended June 30, 2001, a decrease of $2.7 million, or 44.3%, from the comparable prior year period. The decrease was primarily due to an increase of $2.1 million in benefits to policyholders.

Revenues were $22.5 million for the six months ended June 30, 2001, a decrease of $1.0 million, or 4.3%, from the comparable prior year period. Revenue consists primarily of $23.9 million in investment-type product charges on variable annuity products, which decreased $1.2 million from the prior period. Partially offsetting a decline in average variable annuity reserves, the Company increased its product fees in the fourth quarter of 2000, which were effective for the entire six month period ended June 30, 2001.

Benefits and expenses increased $1.3 million, or 8.3%, to $16.9 million for the six months ended June 30, 2001 from $15.6 million reported in the comparable prior year period. The increase in benefits and expenses is primarily due to a $2.1 million increase in benefits to policyholders from higher interest credited on fixed funds of variable annuity products and payments to policyholders under the guaranteed minimum death benefit feature of the variable annuity products. In addition, amortization of deferred policy acquisition costs increased $0.7 million, or 8.0%. Partially offsetting these increases was a decrease in other operating costs and expenses resulting from our cost reduction program.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

General Account Investments

Overall Composition of the General Account

Invested assets, excluding separate accounts, totaled $3.1 billion and $3.0 billion as of June 30, 2001 and December 31, 2000, respectively. The portfolio composition has not significantly changed at June 30, 2001 as compared to December 31, 2000. The following table shows the composition of investments in our general account portfolio.

                                              As of June 30,             As of December 31,
                                                   2001                         2000
                                      -----------------------------------------------------------
                                        Carrying         % of          Carrying        % of
                                          Value          Total          Value         Total
                                      -----------------------------------------------------------
                                      (in millions)                  (in millions)
Fixed maturity securities (1)            $2,073.0         66.8%         $1,727.2       57.9%
Mortgage loans (2)                          549.7         17.7%            554.8       18.6
Real estate                                  24.6           .8%             23.9        0.8
Policy loans (3)                            342.5         11.0%            334.2       11.2
Equity securities                             9.5           .3%              8.1        0.3
Other invested assets                        49.1          1.7%             34.8        1.2
Short-term investments                        3.3           .1%             21.7        0.7
Cash and cash equivalents (4)                49.6          1.6%            277.3        9.3
                                      -----------------------------------------------------------

  Total invested assets (5)              $3,101.3        100.0%         $2,982.0      100.0%
                                      ===========================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $44.0 million and $42.4 million as of June 30, 2001 and December 31, 2000, respectively. Carrying value is composed of investments categorized as held-to-maturity, which are carried at amortized cost, and investments categorized as available-for-sale, which are carried at fair value. The total fair value of the fixed maturity security portfolio was $2,071.2 and $1,698.6 million, at June 30, 2001 and December 31, 2000, respectively.

(2) The fair value of the mortgage loan portfolio was $567.7 and $467.3 million as of June 30, 2001 and December 31, 2000, respectively.

(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company. Cash and cash equivalents are not considered part of Total Investments as shown on the consolidated balance sheet of the Company of $3,051.7 million and $2,704.7 million at June 30, 2001 and December 31, 2000, respectively.

(5) Total Investments on the Company's Consolidated Balance Sheet excludes amounts for cash and cash equivalents of $49.6 million and $277.3 million as of June 30, 2001 and December 31, 2000, respectively.

Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of June 30, 2001, fixed maturity securities represented 66.8% of general account investment assets with a carrying value of $2.1 billion, roughly comprised of 57% public securities and 43% private securities. Each year the Company directs the majority of its net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's net worth.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The following table shows the composition by issuer of the fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                                 As of June 30,         As of December 31,
                                                      2001                     2000
                                            ----------------------------------------------------
                                              Carrying      % of       Carrying        % of
                                                Value       Total        Value        Total
                                            ----------------------------------------------------
v                                                 (in millions)             (in millions)
Corporate securities....................      $1,751.4       84.5%     $1,428.6        82.7%
MBS/ABS.................................         289.4       14.0%        268.2        15.5%
U.S. Treasury securities and obligations of
  U.S. government agencies..............          19.0         .9%         16.7         1.0%
Debt securities issued by foreign
  Governments...........................          11.4         .5%         10.9         0.6%
Obligations of states and political
  Subdivisions..........................           1.8         .1%          2.8         0.2%
                                            ----------------------------------------------------
Total...................................      $2,073.0      100.0%     $1,727.2       100.0%
                                            ====================================================

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to the portfolios without incurring the risk of cash flow variability.

      The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poors (S&P) and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

The following table sets forth the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation. The majority of bonds are investment grade, with 86.7% invested in Category 1 and 2 securities as of June 30, 2001. Below investment grade bonds were 8.7% of total invested assets as of June 30, 2001. This allocation reflects the Company's strategy of avoiding the unpredictability of interest rate risk in favor of relying on the bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio. A majority (65.4%) of below investment grade bonds are in category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $18.7 million and $18.3 million as of June 30, 2001 and December 31, 2000, respectively.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                 Fixed Maturity Securities -- By Credit Quality

                                                                    As of June 30,              As of December 31,
                                                             ------------------------------------------------------------
                                                                         2001                          2000
                                                             ------------------------------------------------------------
       SVO                      S&P Equivalent                  Carrying         % of        Carrying          % of
   Rating (1)                  Designation (2)                  Value (3)       Total        Value (3)        Total
-------------------------------------------------------------------------------------------------------------------------
                                                              (in millions)                (in millions)
        1        AAA/AA/A............................           $  827.6         40.8%       $  634.2          37.6%
        2        BBB.................................              930.7         45.9           774.5          46.0
        3        BB..................................              177.1          8.7           187.2          11.1
        4        B...................................               50.9          2.5            61.4           3.7
        5        CCC and lower.......................               24.0          1.2             9.2           0.5
        6        In or near default..................               18.7           .9            18.3           1.1
                                                             ------------------------------------------------------------
                 Total...............................           $2,029.0        100.0%       $1,684.8         100.0%
                                                             ============================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.

(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

(3) Does not include redeemable preferred stock with a carrying value of $44.0 million and $42.4 million as of June 30, 2001 and December 31, 2000, respectively.

Investment Results

The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on the general account portfolio decreased from the three months ended and the six months ended June 30, 2000. The lower yield was the result of scheduled maturities rolling over into new investments with less favorable interest rates and narrower acquisition spreads than those present in our 2000 fixed maturity portfolio. The inflow of new cash was invested at rates that were less than the overall portfolio earnings rate during the first half of 2000. Indicative of this environment, between June 2000 and June 2001, the 10-year U.S. Treasury rate fell 62 basis points, while Moody's seasoned BAA spreads fell by 31 basis points.

                                               Three Months Ended                         Six Months Ended
                                            As of               As of               As of                As of
                                        June 30, 2001       June 30, 2000       June 30, 2001        June 30, 2000
                                    -----------------------------------------------------------------------------------
                                      Yield    Amount    Yield      Amount     Yield     Amount     Yield     Amount
                                    -----------------------------------------------------------------------------------
                                            (in millions)       (in millions)        (in millions)        (in millions)
General account assets-excluding
policy loans
  Gross income                        7.34%   $   50.0   7.94%     $   50.7    7.65%    $  103.4    7.90%    $   98.7
  Ending assets-excluding policy
    Loans                                      2,758.8              2,597.7              2,758.8              2,597.7
Policy loans
  Gross income                        5.93%        5.1   5.55%          4.2    6.56%        11.1    5.64%         8.4
  Ending assets                                  342.5                308.8                342.5                308.8

    Total gross income                7.18%       55.1   7.69%         54.9    7.53%       114.5    7.66%       107.1
    Less: investment expenses                     (1.2)                (1.7)                (4.0)                (4.0)
                                            ------------         ------------          ------------        ------------
      Net investment income           7.03%   $   53.9   7.45%     $   53.2    7.27%    $  110.5    7.38%    $  103.1
                                            ============         ============          ============        ============

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

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

The liquidity of our insurance operations is also related to the overall quality of our investments. As of June 30, 2001, $1,758.3 million, or 86.7% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $270.7 million, or 13.3%, of fixed maturity investments, and 8.7% of invested assets, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

Net cash provided by (used in) operating activities was $140.4 million and $(90.1) million for the six months ended June 30, 2001 and 2000, respectively. The increase in 2001 compared to 2000 resulted primarily due to an increase in policy liabilities , an increase in net income of $10.8 million and a smaller increase in deferred policy acquisition costs than in the prior period. These increases were partially offset by increases in other assets.

Net cash used in investing activities was $321.9 million and $208.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash used in investing activities in 2001 as compared to 2000 resulted from fewer sales and increased acquisitions of fixed maturities during the six months ended June 30, 2001, an increase in net purchases of $220.3 million. Partially offsetting these uses of cash was an increase in maturities, prepayments and scheduled redemptions of fixed maturities, short-term investments and mortgage loans.

Net cash (provided by) used in financing activities was $(46.2) million and $327.0 million, for the six months ended June 30, 2001 and 2000, respectively. The decrease in 2001 as compared to 2000 resulted from an increase in cash payments made on maturities and withdrawals of universal life insurance and investment-type contracts and a reduction in cash payments received as deposits of universal life insurance and investment-type contracts. Maturities and withdrawals on universal life insurance and investment-type contracts exceeded withdrawals by $46.2 million for the six months ended June 30, 2001.

We maintain reinsurance programs designed to protect against large or unusual losses. Based on our review of our reinsurers' financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound, and, therefore, that we have so significant exposure to uncollectable reinsurance in excess of uncollectable amounts already recognized in our unaudited consolidated financial statements. The Company has also entered into reinsurance agreements which transfers risks and profits to John Hancock Life Insurance Company, the parent. The reinsurance agreements provide reinsurance expense allowances to reimburse the Company for the related expenses. The agreements cover variable annuity, variable life insurance and term life insurance contracts issued by the Company.

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

These forward-looking statements are subject to risks and uncertainties including, but not limited to, the following: (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) elimination of Federal tax benefits for our products and other changes in laws and regulations that could adversely affect sales of our life insurance and annuity products; (3) we face increasing competition from mutual fund companies, banks and investment management firms as well as from other insurance companies;
(4) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect variable life insurance and variable annuity businesses; (5) our life insurance sales are highly dependent on a third party distribution relationship; (6) customers may not be responsive to new or existing products or distribution channels, (7) interest rate volatility may adversely affect our profitability; (8) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies; (9) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (10) we face risks relating to our investment portfolio; (11) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (12) we are subject to risk-based capital requirements and possible guaranty fund assessments; (13) the National Association of Insurance Commissioners' codification of statutory accounting practices adversely affected our statutory surplus; (14) John Hancock may be unable to retain personnel who are key to our business; (15) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (16) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

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

As of June 30, 2001, the Company's fixed maturity portfolio was comprised of 86.7% investment grade securities and 13.3% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

Interest Rate Risk

The Company maintains a tightly controlled approach to managing its potential interest rate risk. Interest rate risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets to support the issuance of our various interest-sensitive liabilities within our Protection and Asset Gathering Segments.

The Company manages interest rate sensitive segments of the business, and the supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., immediate annuities) sophisticated duration-matching techniques are utilized to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this type of management is expressed as a duration tolerance of only +/- .05 years, with other measures used for limiting exposure to non-parallel risk. For non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, liability cash flows are less predictable. Therefore, a conventional duration-matching strategy is less effective at managing the inherent risk. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

As of June 30, 2001, there have been no material changes to the interest rate exposures as reported in the Company's 2000 Form 10-K.

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

The Parent's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Parent's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Parent's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions as of June 30, 2001. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                 As of June 30, 2001
                                    -------------------------------------------------------------------------------
                                                                                    Fair Value
                                                                 --------------------------------------------------
                                                     Weighted
                                       Notional    Average Term     -100 Basis                      +100 Basis
                                        Amount        (Years)      Point Change    As of 6/30/01   Point Change
                                    -------------------------------------------------------------------------------
                                                   (in millions, except for Weighted Average Term)
Interest rate swaps............         $1,295.0        4.3            $(9.3)           $ 7.2          $22.3
Futures contracts..............             37.4        8.1             (2.3)             0.2            2.2
Interest rate caps.............            239.4        6.3              1.2              2.8            5.7
Interest rate floors...........            485.4        9.0              1.5              2.9            6.9
                                    ---------------              --------------------------------------------------
    Totals.....................         $2,057.2                       $(8.9)           $13.1          $37.1
                                    ===============              ==================================================

--------------

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

                                    JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY


                                    By: /s/ Ronald J. Bocage
                                        ------------------------
August 14, 2001                     Ronald J. Bocage
                                    Vice President and Counsel


                                    By: /s/ Earl W. Baucom
                                        ------------------------
August 14, 2001                     Earl W. Baucom
                                    Controller
                                    (Principal Accounting Officer)