Form 10-Q
period 2001-09-30
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2001-11-14
CIK 755110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                        Commission File Number: 33-62895

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                Exact name of registrant as specified in charter

                MASSACHUSETTS                                     04-2664016
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                              Identification No.)

                              200 Clarendon Street
                           Boston, Massachusetts 02117
                    (Address of principal executive offices)

                                 (617) 572-6000
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares outstanding of our only class of common stock as of November 9, 2001:

                                     50,000

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                                  2001           December 31,
                                                               (Unaudited)          2000
                                                              -------------------------------
                                                                      (in millions)
Assets

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: September 30--$79.5; December 31--$686.8) ..    $    80.8         $   715.4
   Available-for-sale--at fair value
   (cost: September 30--$2,115.7; December 31--$1,018.8) ...      2,183.7           1,011.8
Equity securities:
   Available-for-sale--at fair value
   (cost: September 30--$13.1; December 31--$7.1) ..........          9.1               8.1
Mortgage loans on real estate ..............................        546.1             554.8
Real estate ................................................         24.4              23.9
Policy loans ...............................................        350.9             334.2
Short-term investments .....................................          6.9              21.7
Other invested assets ......................................         43.5              34.8
                                                              -------------------------------

   Total Investments .......................................      3,245.4           2,704.7

Cash and cash equivalents ..................................        133.1             277.3
Accrued investment income ..................................         62.2              52.1
Premiums and accounts receivable ...........................          3.5               7.0
Deferred policy acquisition costs ..........................      1,038.3             994.1
Reinsurance recoverable ....................................        105.4              48.4
Other assets ...............................................         60.1              28.2
Separate accounts assets ...................................      6,188.5           8,082.9
                                                              -------------------------------

   Total Assets ............................................    $10,836.5         $12,194.7
                                                              ===============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                         September 30,
                                                                             2001         December 31,
                                                                          (Unaudited)         2000
                                                                         ------------------------------
                                                                                  (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits ...............................................     $ 3,107.4        $ 2,754.2
Policyholders' funds .................................................           5.7             14.2
Unearned revenue .....................................................         217.4            212.0
Unpaid claims and claim expense reserves .............................          22.6             11.1
Dividends payable to policyholders ...................................           0.2              0.1
Income taxes .........................................................         150.7             64.2
Other liabilities ....................................................         212.1            250.4
Separate accounts liabilities ........................................       6,188.5          8,082.9
                                                                         ------------------------------

   Total Liabilities .................................................       9,904.6         11,389.1

Commitments and contingencies

Shareholder's Equity
Common stock, $50 par value; 50,000 shares authorized; 50,000
   shares issued and outstanding .....................................           2.5              2.5
Additional paid in capital ...........................................         572.4            572.4
Retained earnings ....................................................         330.7            232.9
Accumulated other comprehensive income (loss) ........................          26.3             (2.2)
                                                                         ------------------------------

   Total Shareholder's Equity ........................................         931.9            805.6
                                                                         ------------------------------

   Total Liabilities and Shareholder's Equity ........................     $10,836.5        $12,194.7
                                                                         ==============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                Three Months Ended   Nine Months Ended
                                                                                   September 30,       September 30,
                                                                                  2001      2000      2001      2000
                                                                               ----------------------------------------
                                                                                             (in millions)
Revenues
   Premiums ..................................................................   $ 15.0    $  5.6    $ 46.7    $ 20.5
   Universal life and investment-type product charges ........................     87.1      88.0     272.3     256.5
   Net investment income .....................................................     57.6      54.8     168.1     157.9
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs $(1.2) and
     $(0.3) for the three months ended September 30, 2001 and 2000 and $(0.1) and $(0.9) for the nine months ended September 30,
     2001 and 2000, respectively) ............................................     (3.3)     (1.5)     (2.7)    (13.1)
   Other revenue .............................................................      0.1        --       0.2       0.1
                                                                               ----------------------------------------

     Total revenues ..........................................................    156.5     146.9     484.6     421.9

Benefits and Expenses
   Benefits to policyholders .................................................     81.6      62.8     209.9     178.4
   Other operating costs and expenses ........................................     17.9      32.4      61.5      80.4
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment gains (losses) $(1.2) and
     $(0.3) for the three months ended September 30, 2001 and 2000 and
     $(0.1) and $(0.9) for the nine months ended September 30, 2001
     and 2000, respectively) .................................................     13.1       8.8      50.6      27.1
   Dividends to policyholders ................................................      5.2       6.7      16.1      19.6
                                                                               ----------------------------------------

     Total benefits and expenses .............................................    117.8     110.7     338.1     305.5
                                                                               ----------------------------------------

Income before income taxes and cumulative
   effect of accounting change ...............................................     38.7      36.2     146.5     116.4
Income taxes .................................................................      7.3      13.5      47.1      38.1
                                                                               ----------------------------------------

Income before cumulative effect of accounting change .........................     31.4      22.7      99.4      78.3

Cumulative effect of accounting change, net of tax - Note 1 ..................       --        --      (1.6)       --
                                                                               ----------------------------------------

Net income ...................................................................   $ 31.4    $ 22.7    $ 97.8    $ 78.3
                                                                               ========================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                            Accumulated
                                                    Additional                 Other            Total       Outstanding
                                           Common    Paid In     Retained  Comprehensive    Shareholder's      Shares
                                            Stock    Capital     Earnings     Income           Equity      (in thousands)
                                         ---------------------------------------------------------------------------------
                                                                       (in millions)
Balance at July 1, 2000 ................     $2.5     $572.4      $189.1      $(12.5)          $751.5           50.0

Comprehensive income:
   Net income ..........................                            22.7                         22.7

Other comprehensive income, net of tax:
   Net unrealized gains ................                                         4.4              4.4
                                                                                            -------------
Comprehensive income ...................                                                         27.1
                                         ---------------------------------------------------------------------------------

Balance at September 30, 2000 ..........     $2.5     $572.4      $211.8       $(8.1)          $778.6           50.0
                                         =================================================================================

                                                                            Accumulated
                                                    Additional                 Other            Total       Outstanding
                                           Common    Paid In     Retained  Comprehensive    Shareholder's      Shares
                                            Stock    Capital     Earnings     Income           Equity      (in thousands)
                                         ---------------------------------------------------------------------------------
                                                                       (in millions)
Balance at July 1, 2001 ................     $2.5     $572.4      $299.3       $13.0           $887.2           50.0

Comprehensive income:
   Net income ..........................                            31.4                         31.4

Other comprehensive income, net of tax:
   Net unrealized gains ................                                        13.3             13.3
                                                                                            -------------
Comprehensive income ...................                                                         44.7
                                         ---------------------------------------------------------------------------------

Balance at September 30, 2001 ..........     $2.5     $572.4      $330.7       $26.3           $931.9           50.0
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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                            Accumulated
                                                    Additional                 Other            Total       Outstanding
                                           Common    Paid In     Retained  Comprehensive    Shareholder's      Shares
                                            Stock    Capital     Earnings     Income           Equity      (in thousands)
                                         ---------------------------------------------------------------------------------
                                                                       (in millions)
Balance at January 1, 2000 .............     $2.5     $572.4      $133.5      $(13.4)          $695.0           50.0

Comprehensive income:
   Net income ..........................                            78.3                         78.3

Other comprehensive income, net of tax:
   Net unrealized gains ................                                         5.3              5.3
                                                                                            -------------
Comprehensive income ...................                                                         83.6
                                         ---------------------------------------------------------------------------------

Balance at September 30, 2000 ..........     $2.5     $572.4      $211.8       $(8.1)          $778.6           50.0
                                         =================================================================================

                                                                            Accumulated
                                                    Additional                 Other            Total       Outstanding
                                           Common    Paid In     Retained  Comprehensive    Shareholder's      Shares
                                            Stock    Capital     Earnings     Income           Equity      (in thousands)
                                         ---------------------------------------------------------------------------------
                                                                       (in millions)
Balance at January 1, 2001 .............     $2.5     $572.4      $232.9       $(2.2)          $805.6           50.0

Comprehensive income:
   Net income ..........................                            97.8                         97.8

Other comprehensive income, net of tax:
   Net unrealized gains ................                                        21.3             21.3
                                                                                            -------------
Comprehensive income ...................                                                        119.1
Change in accounting principle .........                                         7.2              7.2
                                         ---------------------------------------------------------------------------------

Balance at September 30, 2001 ..........     $2.5     $572.4      $330.7       $26.3           $931.9           50.0
                                         =================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                                 2001       2000
                                                                                              ----------------------
                                                                                                  (in millions)
Cash flows from operating activities:
   Net income ..............................................................................    $  97.8    $  78.3
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of discount - fixed maturities ...........................................       (0.1)      (0.9)
     Net realized investment and other gains, net ..........................................        2.7       13.1
     Change in deferred policy acquisition costs ...........................................      (62.8)    (101.8)
     Depreciation and amortization .........................................................        0.5        0.5
     Increase in accrued investment income .................................................      (10.1)     (12.0)
     Decrease in premiums and accounts receivable ..........................................        3.5        5.0
     (Increase) decrease in other assets and other liabilities, net ........................     (131.8)      34.3
     Increase (decrease) in policy liabilities and accruals, net ...........................      272.2     (250.4)
     Increase (decrease) in income taxes ...................................................       71.1      (15.0)
                                                                                              ----------------------

       Net cash provided by (used in) operating activities .................................      243.0     (248.9)

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale ...................................................       50.9      158.8
     Equity securities available-for-sale ..................................................        4.7        0.7
     Real estate ...........................................................................        0.1        0.1
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity .....................................................        3.5       62.0
     Fixed maturities available-for-sale ...................................................      126.9       64.8
     Short-term investments and other invested assets ......................................       36.9       10.1
     Mortgage loans on real estate .........................................................       53.0       36.1
   Purchases of:
     Fixed maturities held-to-maturity .....................................................       (1.2)     (97.0)
     Fixed maturities available-for-sale ...................................................     (654.0)    (342.7)
     Equity securities available-for-sale ..................................................       (1.2)      (0.1)
     Real estate ...........................................................................       (0.5)      (0.3)
     Short-term investments and other invested assets ......................................      (34.2)     (16.2)
     Mortgage loans on real estate issued ..................................................      (43.5)     (83.7)
     Other, net ............................................................................      (22.6)     (39.1)
                                                                                              ----------------------

       Net cash used in investing activities ...............................................     (481.2)    (246.5)

Cash flows from financing activities:
   Universal life and investment-type contract deposits ....................................      813.9      791.9
   Universal life and investment-type contract maturities and withdrawals ..................     (719.9)    (300.2)
                                                                                              ----------------------

       Net cash provided by financing activities ...........................................       94.0      491.7
                                                                                              ----------------------

       Net decrease in cash and cash equivalents ...........................................     (144.2)      (3.7)

Cash and cash equivalents at beginning of period ...........................................      277.3      259.6
                                                                                              ----------------------

       Cash and cash equivalents at end of period ..........................................    $ 133.1    $ 255.9
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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of John Hancock Variable Life Insurance Company (the Company), a wholly-owned subsidiary of John Hancock Life Insurance Company (John Hancock or the Parent), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K). Prior to 2000, the Company did not prepare its financial statements in accordance with accounting principles generally accepted in the United States and financial information on such basis currently is not readily available for earlier periods. Comparative financial statements for 1999 and 1998 prepared on a statutory-basis are included in the Company's 2000 Form 10-K.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's risk management philosophy has not changed as a result of adoption of the Statement. The adoption of SFAS No. 133, as amended, resulted in a charge to operations of $1.6 million (net of tax of $0.4 million) as of January 1, 2001. In addition, as of January 1, 2001, a $7.2 million (net of tax of $3.9 million) cumulative effect of accounting change was recorded in other comprehensive income for the transition adjustment in the adoption of SFAS No. 133, as amended, and the reclassification of certain securities from the held-to-maturity category to the available-for-sale category. The transition adjustment for the adoption of SFAS No. 133 resulted in an increase in other comprehensive income of $0.8 million (net of tax of $0.4 million). The adjustment for the reclassification of $0.6 billion of the held-to-maturity fixed maturity investment portfolio to the available-for-sale category resulted in an increase in other comprehensive income of $6.4 million (net of tax of $3.4 million) as of January 1, 2001.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. SFAS No. 142 will be effective January 1, 2002. At September 30, 2001 and 2000, the Company did not have any indefinite-lived intangible assets.

In September 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Issue 01-10 presents guidance relative to accounting for and financial reporting of the events of September 11, 2001 (the Events), including both how and when to measure, record and report losses and any resulting liabilities which are directly attributable to the Events. Based on a comprehensive review of the Company's operations, the Company believes that the Events had no material financial impact on the earnings or financial position of the Company.

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

Note 2 -- Transactions with Parent

John Hancock provides the Company with personnel, property and facilities in carrying out certain of its corporate functions. John Hancock annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. John Hancock charged the Company a service fee of $40.0 million and $45.0 million for the three month periods ended September 30, 2001 and 2000, respectively, and $120.0 million and $125.6 million for the nine month periods ended September 30, 2001 and 2000, respectively. As of September 30, 2001, the Company owed John Hancock $12.5 million related to these services, which is included in other liabilities. John Hancock has

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 2 -- Transactions with Parent - (Continued)

guaranteed that, if necessary, it will make additional capital contributions to prevent the Company's shareholder's equity from declining below $1.0 million.

The company has also entered into reinsurance agreements with John Hancock which are further discussed in the Liquidity and Capital Resources section of the Form 10-Q for the period ended September 30, 2001.

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

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs; (ii) restructuring costs related to our distribution systems and retail operations;
(iii) other demutualization related costs; and (iv) the surplus tax.

The following table summarizes selected financial information by segment for the three and nine month periods ended September 30, 2001 and 2000, respectively, and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income (in millions):

                                                                                       Retail
                                                                        Retail         Asset
As of or for the three months ended September 30, 2001:               Protection     Gathering      Consolidated
                                                                      -------------------------------------------
Revenues:
   Segment revenues...............................................     $  150.9       $    8.9       $   159.8
   Net realized investment and other losses, net..................         (3.3)            --            (3.3)
                                                                      -------------------------------------------
   Revenues.......................................................     $  147.6       $    8.9       $   156.5
                                                                      ===========================================

   Net investment income..........................................     $   57.9       $   (0.3)      $    57.6
Net Income:
   Segment after-tax operating income.............................     $   26.3       $    2.5       $    28.8
      Net realized investment and other losses, net...............         (2.0)            --            (2.0)
      Surplus tax.................................................          4.6             --             4.6
                                                                      -------------------------------------------
   Net income.....................................................     $   28.9       $    2.5       $    31.4
                                                                      ===========================================
Supplemental Information:
   Equity in net income of investees accounted
     for by the equity method.....................................     $    3.5             --       $     3.5
   Amortization of deferred policy acquisition costs..............         13.0       $    0.1            13.1
   Segment assets.................................................     $9,194.5       $1,642.0       $10,836.5

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                                         Retail
                                                                          Retail         Asset
As of or for the three months ended September 30, 2000:                 Protection     Gathering     Consolidated
                                                                      --------------------------------------------
Revenues:
   Segment revenues...............................................       $  136.2      $   12.2       $   148.4
   Net realized investment and other losses, net..................           (1.4)         (0.1)           (1.5)
                                                                      --------------------------------------------
   Revenues.......................................................       $  134.8      $   12.1       $   146.9
                                                                      ============================================

   Net investment income..........................................       $   55.4      $   (0.6)      $    54.8
Net Income:
   Segment after-tax operating income.............................       $   24.3      $   (0.7)      $    23.6
      Net realized investment and other losses, net...............           (0.9)         (0.1)           (1.0)
      Surplus tax.................................................             --           0.1             0.1
                                                                      --------------------------------------------
   Net income.....................................................       $   23.4      $   (0.7)      $    22.7
                                                                      ============================================
Supplemental Information:
   Equity in net income of investees accounted
     for by the equity method.....................................       $   (0.1)           --       $    (0.1)
   Amortization of deferred policy
     acquisition costs............................................            5.3      $    3.5             8.8
   Segment assets.................................................       $9,567.1      $3,073.3       $12,640.4

                                                                                         Retail
                                                                          Retail         Asset
As of or for the nine months ended September 30, 2001:                  Protection     Gathering     Consolidated
                                                                      --------------------------------------------
Revenues:
   Segment revenues...............................................       $  455.9      $   31.4       $   487.3
   Net realized investment and other losses, net..................           (2.7)           --            (2.7)
                                                                      --------------------------------------------
   Revenues.......................................................       $  453.2      $   31.4       $   484.6
                                                                      ============================================

   Net investment income..........................................       $  169.8      $   (1.7)      $   168.1
Net Income:
   Segment after-tax operating income.............................       $   90.7      $    5.9       $    96.6
     Net realized investment and other losses, net................           (1.8)           --            (1.8)
     Surplus tax..................................................            4.6            --             4.6
     Change in accounting principle...............................           (1.6)           --            (1.6)
                                                                      --------------------------------------------
   Net income.....................................................       $   91.9      $    5.9       $    97.8
                                                                      ============================================
Supplemental Information:
   Equity in net income of investees accounted
     for by the equity method.....................................       $    2.2            --       $     2.2
   Amortization of deferred policy acquisition costs..............           41.0      $    9.6            50.6
   Segment assets.................................................       $9,194.5      $1,642.0       $10,836.5

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                                      Retail
                                                                        Retail         Asset
As of or for the nine months ended September 30, 2000:                Protection     Gathering      Consolidated
                                                                      -------------------------------------------
Revenues:
   Segment revenues...............................................     $  399.3       $   35.7       $   435.0
   Net realized investment and other losses, net..................         (6.8)          (6.3)          (13.1)
                                                                      -------------------------------------------
   Revenues.......................................................     $  392.5       $   29.4       $   421.9
                                                                      ===========================================

   Net investment income..........................................     $  160.1       $   (2.2)      $   157.9
Net Income:
   Segment after-tax operating income.............................     $   80.4       $    5.4       $    85.8
      Net realized investment and other losses, net...............         (4.4)          (4.1)           (8.5)
      Surplus tax.................................................          1.7            0.1             1.8
      Restructuring charges.......................................         (0.2)            --            (0.2)
      Other demutualization related costs.........................         (0.5)          (0.1)           (0.6)
                                                                      -------------------------------------------
   Net income.....................................................     $   77.0       $    1.3       $    78.3
                                                                      ===========================================
Supplemental Information:
   Equity in net income of investees accounted
     for by the equity method.....................................     $    0.5             --       $     0.5
   Amortization of deferred policy acquisition costs..............         14.8       $   12.3            27.1
   Segment assets.................................................     $9,567.1       $3,073.3       $12,640.4

The Company operates only in the United States and has no reportable major customers.

Note 4 --  Derivatives and Hedging Instruments

The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration of assets and liabilities.

The fair value of derivative instruments classified as assets at September 30, 2001 was $10.9 million, and appears on the Consolidated Balance Sheet in other assets. The fair value of derivative instruments classified as liabilities at September 30, 2001 was $17.4 million and appears on the Consolidated Balance Sheet in other liabilities.

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

For the three and nine month periods ended September 30, 2001, the Company recognized net losses of $3.7 million and $3.8 million, respectively, related to the ineffective portion of its fair value hedges, and a net gain of $0.1 million and a net loss of $0.1 million, respectively, related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the three months ended September 30, 2001, all of the Company's hedged firm commitments qualified as fair value hedges.

Cash Flow Hedges

The Company used interest rate cap floor and agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses.

For the three and nine month periods ended September 30, 2001, the Company recognized no gains or losses related to the ineffective portion of its cash flow hedges, and a net gain of $2.9 million and $0.4 million, respectively, related to the portion of the hedging instruments that was excluded from the assessment of hedge effectiveness. For the three and nine month periods ended September 30, 2001, all of the Company's hedged forecasted transactions qualified as cash flow hedges.

For the three and nine month periods ended September 30, 2001, no amounts were reclassified from other accumulated comprehensive income to earnings and it is anticipated that no amounts will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The Company does not enter into hedging transactions for variable cash flows thus the Company currently has no maximum length for which variable cash flows are hedged.

For the three and nine month periods ended September 30, 2001, none of the Company's cash flow hedges have been discontinued because of the probability that the original forecasted transaction would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

There was no transition adjustment for the adoption of SFAS No.133 representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. There

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 4 -- Derivatives and Hedging Instruments - (Continued)

were no losses incurred for the effective portion of the change in fair value of derivative instruments designated as cash flow hedges and added to accumulated other comprehensive income.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS OF FINANCIAL CONDITION and RESULTS of OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Variable Life Insurance Company (the Company) as of September 30, 2001, compared with December 31, 2000, and its consolidated results of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000 and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K). Prior to 2000, the Company did not prepare its financial statements in accordance with accounting principles generally accepted in the United States and financial information on such basis currently is not readily available for earlier periods. Comparative financial statements for 1999 and 1998 prepared on a statutory-basis are included in the Company's 2000 Form 10-K.

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

Overview

We are a leading life insurance company providing a broad range of products and services in the retail market, which offers insurance protection and asset gathering products and services, primarily to retail consumers.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Results of Operations

The table below presents the consolidated results of operations for the three and nine month periods ended September 30, 2001 and 2000, respectively.

                                                            Three months ended          Nine months ended
                                                              September 30,               September 30,
                                                       --------------------------------------------------------
                                                            2001           2000          2001          2000
                                                            ----           ----          ----          ----
                                                                            (in millions)
Revenues............................................       $156.5         $146.9        $484.6        $421.9

Benefits and expenses...............................        117.8          110.7         338.1         305.5
                                                       --------------------------------------------------------

Income before income taxes and
   cumulative effect of accounting
   change...........................................         38.7           36.2         146.5         116.4

Income taxes........................................          7.3           13.5          47.1          38.1

Cumulative effect of accounting change, net of tax..           --             --          (1.6)           --
                                                       --------------------------------------------------------

Net income..........................................       $ 31.4         $ 22.7        $ 97.8        $ 78.3
                                                       ========================================================

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Consolidated income before income taxes and cumulative effect of accounting change of $38.7 million, for the three months ended September 30, 2001 increased by $2.5 million, or 6.9%, from that reported in the comparable prior year period. The Protection Segment's income before income taxes and cumulative effect of accounting change increased $1.0 million, or 2.8%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 primarily due to an increase in universal life and investment-type product charges of $2.7 million, or 3.6%. Income before income taxes and cumulative effect of accounting change in the Asset Gathering Segment was $2.4 million, an increase of $1.5 million, or 166.7%, for the three months ended September 30, 2001 from that reported in the comparable prior year period. The increase in Asset Gathering was primarily due to lower amortization of deferred policy acquisition costs in the current period and a decrease in other operating costs and expenses.

Revenues of $156.5 million for the three months ended September 30, 2001 increased $9.6 million, or 6.5%, compared to the three months ended September 30, 2000, primarily due to a $12.8 million, or 9.5%, increase in revenues in the Protection Segment. The Protection Segment's increase in revenues was primarily driven by a $9.4 million increase in premiums and an increase in universal life and investment-type product charges. Growth in premiums and universal life and investment-type product charges is being driven by growth in the in-force and an increase in fees on variable life insurance products. Revenues in the Asset Gathering Segment decreased $3.2 million, or 26.4%, primarily due to lower investment-type product charges on variable annuity products, which decreased $3.6 million from the prior period due to deteriorating market conditions for the separate accounts.

Benefits and expenses of $117.8 million for the three months ended September 30, 2001 increased $7.1 million, or 6.4%, compared to the three months ended September 30, 2000, primarily due to an increase of $11.8 million, or 11.9%, in the Protection Segment. The increase in Protection was driven by an $18.2 million increase in benefits to policyholders and a $7.7 million increase in the amortization of deferred policy acquisition costs driven by growth in the in-force. Protection's increase in benefits to policyholders was partially offset by a $12.6 million decrease in other operating costs and expenses due to our on going cost reduction programs. Benefits and expenses in the Asset Gathering Segment decreased $4.7 million, or 42.0%, for the quarter ended September 30, 2001, primarily due to a $3.4 million decrease in amortization of deferred policy acquisition costs and a decrease in other operating costs and expenses. The Company's effective tax rate on income before income taxes and cumulative effect accounting change was 18.9% and 37.3% for the three month periods ended September 30, 2001 and 2000, respectively. The decrease in the Company's effective tax rate is primarily due to the implementation of a tax strategy to calculate separate account dividends received deduction and the adjustment of the prior year's equity-based tax to actual rates.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Consolidated income before income taxes and cumulative effect of accounting change of $146.5 million, for the nine months ended September 30, 2001 increased by $30.1 million, or 25.9%, from that reported in the comparable prior year period. The Protection Segment's income before income taxes and cumulative effect of accounting change increased $24.6 million, or 21.6%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 due to an increase in universal life and investment-type product charges of $20.6 million, or 9.4%, and an increase in net investment income of $9.7 million, or 6.1%. Partially offsetting this increased revenue was an increase in benefits to policyholders and amortization of deferred policy acquisition costs; however, operating expenses decreased $15.4 million. Income before income taxes and cumulative effect of accounting change in the Asset Gathering Segment increased $5.5 million, or 220.0% for the nine months ended September 30, 2001 from that reported in the comparable prior year period. The increase in Asset Gathering was primarily due to $6.3 million in net realized investment and other losses in the prior year while no such losses were incurred in 2001.

Revenues of $484.6 million for the nine months ended September 30, 2001 increased $62.7 million, or 14.9%, compared to the nine months ended September 30, 2000, primarily due to a $60.7 million, or 15.5%, increase in revenues in the Protection Segment. The Protection Segment's increase in revenues was primarily driven by a $26.2 million increase in premiums, a $20.6 million increase in universal life and investment-type product charges, and a $9.7 million increase in net investment income. Growth in universal life and investment-type product charges and premiums was driven by growth in the in-force and an increase in fees on variable life insurance products. Revenues in the Asset Gathering Segment increased $2.0 million, or 6.8%, primarily due to net realized investment and other losses of approximately $6.3 million in the comparable prior year period while no such losses were incurred in for the nine months ended September 30, 2001.

Benefits and expenses of $338.1 million for the nine months ended September 30, 2001 increased $32.6 million, or 10.7%, compared to the nine months ended September 30, 2000, primarily due to an increase of $36.1 million, or 13.0%, in the Protection Segment. The increase in Protection was driven by a $28.8 million increase in benefits to policyholders and a $26.2 million increase in amortization of deferred policy acquisition costs due to lower separate account performance and revised estimate relating to the implementation of new modeling systems during the period. Protection's increases in benefits and amortization was partially offset by a $15.4 million decrease in operating expenses due to our on going cost reduction programs. Benefits and expenses in the Asset Gathering Segment decreased $3.5 million, or 13.0%, for the nine months ended September 30, 2001, primarily due to a $3.5 million decrease in other operating costs and expenses and $2.7 million decrease in amortization of deferred policy acquisition costs. The decreases were partially offset by an increase in benefits to policyholders of $2.7 million, primarily due to payments to policyholders under the guaranteed minimum death benefit feature of the variable annuity products.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

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

                                                             Three months ended      Nine months ended
                                                                September 30,          September 30,
                                                           -----------------------------------------------
                                                               2001       2000        2001        2000
                                                           -----------------------------------------------
Segment Data: (1)                                                          (in millions)
Segment after-tax operating income:
   Protection Segment..................................       $ 26.3     $ 24.3      $ 90.7      $ 80.4
   Asset Gathering Segment.............................          2.5       (0.7)        5.9         5.4
                                                           -----------------------------------------------
   Total segment after-tax operating income............         28.8       23.6        96.6        85.8

After-tax adjustments: (1)
   Net realized investment and
     other losses, net.................................         (2.0)      (1.0)       (1.8)       (8.5)
   Surplus tax.........................................          4.6        0.1         4.6         1.8
   Other demutualization related costs.................           --         --          --        (0.6)
   Restructuring charges...............................           --         --          --        (0.2)
                                                           -----------------------------------------------
   Total after-tax adjustments.........................          2.6       (0.9)        2.8        (7.5)
                                                           -----------------------------------------------

GAAP Reported:
   Income before cumulative effect
     of accounting change..............................         31.4       22.7        99.4        78.3
   Cumulative effect of accounting change, net of tax..          --         --        (1.6)         --
                                                           -----------------------------------------------
   Net income..........................................       $ 31.4     $ 22.7      $ 97.8      $ 78.3
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

Net realized investment and other gains and losses have been reduced by amortization of deferred policy acquisition costs to the extent that such amortization results from such gains and losses. We believe presenting realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of
(a) net realized investment and other gains per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment gains to calculate segment after-tax operating income for the three and nine month periods ended September 30, 2001 and 2000.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                              Three months ended             Nine months ended
                                                                September 30,                  September 30,
                                                             2001            2000           2001           2000
                                                        --------------------------------------------------------------
                                                                                (in millions)
Net realized investment and other gains (losses) ......    $ (4.5)          $ (1.8)        $ (2.8)       $ (14.0)

Less amortization of deferred policy acquisition
    costs related to net realized investment and other
    gains .............................................       1.2              0.3            0.1            0.9
                                                        --------------------------------------------------------------
Net realized investment and other gains,
    net of related amortization of deferred policy
    acquisition costs per unaudited consolidated
    financial statements ..............................      (3.3)            (1.5)          (2.7)         (13.1)

Less income tax effect ................................       1.3              0.5            0.9            4.6
                                                        --------------------------------------------------------------
Net realized investment and other gains (losses),
    net - after-tax adjustment to calculate segment
    operating income ..................................    $ (2.0)          $ (1.0)        $ (1.8)       $  (8.5)
                                                        ==============================================================

As part of John Hancock's on-going Competitive Position Project the Company has incurred restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of its operations. After-tax restructuring costs were $0.2 million for the nine month period ended September 30, 2000. No such costs were incurred in the three months ended September 30, 2001 and 2000, or the nine months ended September 30, 2001, respectively.

During 2000, the Company incurred expenses to improve its financial analysis and financial reporting abilities which were made in conjunction with the demutualization of John Hancock. These charges primarily included consulting fees and planning and expense management costs. After-tax charges for these other demutualization related costs were $0.6 million for the nine month period ended September 30, 2000. No such costs were incurred in 2001.

Effective within the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies and their wholly-owned stock subsidiaries. During the three month period ended September 30, 2001 and 2000, the Company recognized a reduction in equity based taxes of $4.6 million and $0.1 million, respectively, and during the nine month period end September 30, 2001 and 2000 the Company recognized a reduction in equity based taxes of $4.6 million and $1.8 million, respectively, resulting from a revised estimate related to prior years. This after-tax credit was excluded from after-tax operating income for these periods.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Retail-Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                 Three months ended      Nine months ended
                                                                    September 30,          September 30,
                                                                  2001        2000       2001        2000
                                                             -------------------------------------------------
                                                                               (in millions)
Revenues................................................         $150.9      $136.2     $455.9      $399.3

Benefits and expenses...................................          111.3        99.6      314.7       277.5

Income taxes............................................           13.3        12.3       50.5        41.4
                                                             -------------------------------------------------

Segment after-tax operating income (1) .................           26.3        24.3       90.7        80.4
                                                             -------------------------------------------------

After-tax adjustments: (1)
   Net realized investment and other gains
      (losses), net.....................................           (2.0)       (0.9)      (1.8)       (4.4)
   Surplus tax..........................................            4.6          --        4.6         1.7
   Restructuring charges................................             --          --         --        (0.2)
   Other demutualization related costs..................                                              (0.5)
                                                             -------------------------------------------------
Total after-tax adjustments.............................            2.6        (0.9)       2.8        (3.4)

GAAP Reported:
Income before cumulative effect of accounting
   change...............................................           28.9        23.4       93.5        77.0
   Cumulative effect of accounting
      change, net of tax................................             --          --       (1.6)         --
                                                             -------------------------------------------------
Net income..............................................         $ 28.9      $ 23.4     $ 91.9      $ 77.0
                                                             =================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income was $26.3 million for the three months ended September 30, 2001, an increase of $2.0 million, or 8.2%, from $24.3 million for the three months ended September 30, 2000. The increase in the Protection Segment's after-tax operating income is primarily due to a $12.7 million decrease in other operating costs and expenses and a $9.4 million increase in premiums. Partially offsetting this was an increase in benefits to policyholders of $18.2 million due to growth in the in-force.

Revenues were $150.9 million for the three months ended September 30, 2001, an increase of $14.7 million, or 10.8%, from $136.2 million for the three months ended September 30, 2000. Revenue growth was driven by a $9.4 million increase in premiums, a $2.7 million increase in universal life and investment-type product charges and a $2.5 million increase in net investment income. The increase in premiums, universal life and investment-type product charges, and net investment income is driven by growth in the in-force and, with respect to product charges, an increase in fees on variable life insurance products.

Benefits and expenses were $111.3 million for the three months ended September 30, 2001, an increase of $11.7 million, or 11.7%, from $99.6 million for the three months ended September 30, 2000. Benefits to policyholders increased $18.2 million, or 29.5% primarily due to growth in the in-force. Amortization of deferred policy acquisition costs increased $7.7 million primarily due to growth in the in-force. Partially offsetting the increases was a $12.7 million decrease in other operating costs and expenses driven by our on going cost reduction programs.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income was $90.7 million for the nine months ended September 30, 2001, an increase of $10.3 million, or 12.8%, from $80.4 million for the nine months ended September 30, 2000. The increase in the Protection Segment's after-tax operating income is primarily due to a $26.2 million increase in premiums, a $20.6 million increase in universal life and investment-type product charges, and a $14.3 million decrease in other operating costs and expenses. Partially offsetting these items were an increase in benefits to policyholders of $28.8 million, and an increase in amortization of deferred policy acquisition costs of $26.2 million.

Revenues were $455.9 million for the nine months ended September 30, 2001, an increase of $56.6 million, or 14.2%, from $399.3 million for the nine months ended September 30, 2000. Revenue growth was primarily driven by a $26.2 million increase in premiums, a $20.6 million increase in universal life and investment-type product charges, and a $9.7 million increase in net investment income. The increase in premiums, universal life and investment-type product charges, and net investment income is driven by growth in the in-force and, with respect to product charges, an increase in fees on variable life insurance products.

Benefits and expenses were $314.7 million for the nine months ended September 30, 2001, an increase of $37.2 million, or 13.4%, from $277.5 million for the nine months ended September 30, 2000. Benefits to policyholders increased $28.8 million, primarily due to growth in the in-force. In addition, amortization of deferred policy acquisition costs increased $26.2 million, or 177.0%, due to a decline in separate account performance. Offsetting these increases was a decrease in other operating costs and expenses of $14.3 million due to our on going cost reduction programs.

Retail-Asset Gathering Segment

The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                           Three months ended      Nine months ended
                                                              September 30,          September 30,
                                                            2001        2000       2001        2000
                                                         --------------------------------------------
                                                                         (in millions)
Revenues.............................................      $ 8.9       $12.2       $31.4      $35.7

Benefits and expenses ...............................        6.5        11.2        23.4       26.8

Income taxes ........................................       (0.1)        1.7         2.1        3.5
                                                         --------------------------------------------

Segment after-tax operating income (1) ..............        2.5        (0.7)        5.9        5.4
                                                         --------------------------------------------

After-tax adjustments: (1)
   Net realized investment and other losses, net ....         --        (0.1)         --       (4.1)
   Other demutualization related costs ..............         --          --          --       (0.1)
   Surplus tax ......................................         --         0.1          --        0.1
                                                         --------------------------------------------
Total after-tax adjustments .........................         --          --          --       (4.1)

GAAP Reported:
                                                         --------------------------------------------
Net income (loss) ...................................      $ 2.5       $(0.7)      $ 5.9      $ 1.3
                                                         ============================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income was $2.5 million for the three months ended September 30, 2001, an increase of $3.2 million, or 457.1%, from the comparable prior year period. The increase in Asset Gathering was primarily due to $1.9 million, or 28.8%, decrease in other operating costs and expenses and a $3.4 million, or 97.1%, decrease in

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

amortization of deferred policy acquisition costs. Investment-type product charges decreased $3.6 million, or 28.1%, from the comparable prior year period.

Revenues were $8.9 million for the three months ended September 30, 2001 a decrease of $3.3 million, or 27.0%, from the comparable prior year period. Revenue consisted primarily of $9.2 million in investment-type product charges on variable annuity products, which decreased $3.6 million from the prior period. Investment-type product charges on variable annuity products decreased due to deteriorating market conditions for the separate accounts. Partially offsetting the impact of a decline in average variable annuity reserves, the Company increased its product fees in the fourth quarter of 2000, which were effective for the entire three month period ended September 30, 2001.

Benefits and expenses decreased $4.7 million, or 42.0%, to $6.5 million for the three months ended September 30, 2001 from $11.2 million reported in the comparable prior year period. The decrease in benefits and expenses is primarily due to a $1.9 million decrease in other operating cost and expenses resulting from our on going cost reduction programs. In addition, amortization of deferred policy acquisition costs decreased $3.4 million.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income was $5.9 million for the nine months ended September 30, 2001, an increase of $0.5 million, or 9.3%, from the comparable prior year period. The increase was primarily due to lower operating expenses resulting from our on going cost reduction programs.

Revenues were $31.4 million for the nine months ended September 30, 2001, a decrease of $4.3 million, or 12.0%, from the comparable prior year period. Revenue consisted primarily of $33.1 million in investment-type product charges on variable annuity products, which decreased $4.8 million from the prior period. Partially offsetting a decline in average variable annuity reserves, the Company increased its product fees in the fourth quarter of 2000, which were effective for the entire nine month period ended September 30, 2001.

Benefits and expenses decreased $3.4 million, or 12.7%, to $23.4 million for the nine months ended September 30, 2001 from $26.8 million reported in the comparable prior year period. The decrease in benefits and expenses is primarily due to a $3.4 million decrease in other operating costs and expenses due to our on going cost reduction programs and a $2.7 million decrease in amortization of deferred policy acquisition costs on lower account balances. Partially offsetting these decreases in expenses was an increase in benefits to policyholders from payments to policyholders under the guaranteed minimum death benefit feature of the variable annuity products.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

General Account Investments

Overall Composition of the General Account

Invested assets, excluding separate accounts, totaled $3.4 billion and $3.0 billion as of September 30, 2001 and December 31, 2000, respectively. The portfolio composition has not significantly changed at September 30, 2001 as compared to December 31, 2000. The following table shows the composition of investments in our general account portfolio.

                                           As of September 30,           As of December 31,
                                                   2001                         2000
                                      -----------------------------------------------------------
                                        Carrying         % of           Carrying        % of
                                          Value          Total           Value         Total
                                      -----------------------------------------------------------
                                      (in millions)                  (in millions)
Fixed maturity securities (1)           $ 2,264.5         67.0%         $1,727.2        57.9%
Mortgage loans (2)                          546.1         16.2             554.8        18.6
Real estate                                  24.4          0.7              23.9         0.8
Policy loans (3)                            350.9         10.4             334.2        11.2
Equity securities                             9.1          0.3               8.1         0.3
Other invested assets                        43.5          1.3              34.8         1.2
Short-term investments                        6.9          0.2              21.7         0.7
Cash and cash equivalents (4)               133.1          3.9             277.3         9.3
                                      -----------------------------------------------------------

   Total invested assets (5)            $ 3,378.5        100.0%         $2,982.0       100.0%
                                      ===========================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $43.9 million and $42.4 million as of September 30, 2001 and December 31, 2000, respectively. Carrying value is composed of investments categorized as held-to-maturity, which are carried at amortized cost, and investments categorized as available-for-sale, which are carried at fair value. The total fair value of the fixed maturity security portfolio was $2,263.2 and $1,698.6 million, at September 30, 2001 and December 31, 2000, respectively.

(2) The fair value of the mortgage loan portfolio was $582.1 million and $467.3 million as of September 30, 2001 and December 31, 2000, respectively.

(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company. Cash and cash equivalents are not considered part of Total Investments as shown on the consolidated balance sheet of the Company of $3,245.4 million and $2,704.7 million at September 30, 2001 and December 31, 2000, respectively.

(5) Total Investments on the Company's Consolidated Balance Sheet excludes amounts for cash and cash equivalents of $133.1 million and $277.3 million as of September 30, 2001 and December 31, 2000, respectively.

Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of September 30, 2001, fixed maturity securities represented 67.0% of general account investment assets with a carrying value of $2.3 billion, roughly comprised of 60% public securities and 40% private securities. Each year the Company directs the majority of its net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds with the majority of that balance in BB category. The Company is subject to a policy limiting the overall level of these bonds to no more than 10% of total John Hancock US Life Insurance Company statutory invested assets. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The following table shows the composition by issuer of the fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                              As of September 30,        As of December 31,
                                                      2001                      2000
                                            ---------------------------------------------------
                                               Carrying      % of      Carrying        % of
                                                 Value       Total       Value        Total
                                            ---------------------------------------------------
                                             (in millions)          (in millions)
Corporate securities....................       $1,831.7       80.9%    $1,428.6        82.7%
MBS/ABS.................................          299.8       13.2        268.2        15.5
U.S. Treasury securities and obligations
   of U.S. government agencies..........          120.2        5.3         16.7         1.0
Debt securities issued by foreign
   governments..........................           10.9        0.5         10.9         0.6
Obligations of states and political
   subdivisions.........................            1.9        0.1          2.8         0.2
                                            ---------------------------------------------------
Total...................................       $2,264.5      100.0%    $1,727.2       100.0%
                                            ===================================================

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

The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of nine investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poors (S&P) and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

The following table sets forth the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation. The majority of bonds are investment grade, with 86.6% invested in Category 1 and 2 securities as of September 30, 2001. Below investment grade bonds were 8.8% of total invested assets as of September 30, 2001. This allocation reflects the Company's strategy of avoiding the unpredictability of interest rate risk in favor of relying on the bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio. A majority 67.1% of below investment grade bonds are in category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The fair value of bonds in or near default was $15.9 million and $18.3 million as of September 30, 2001 and December 31, 2000, respectively.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                 Fixed Maturity Securities -- By Credit Quality

                                                                  As of September 30,           As of December 31,
                                                             ------------------------------------------------------------
                                                                         2001                          2000
                                                             ------------------------------------------------------------
       SVO                      S&P Equivalent                   Carrying         % of        Carrying         % of
    Rating (1)                 Designation (2)                   Value (3)       Total        Value (3)        Total
-------------------------------------------------------------------------------------------------------------------------
                                                              (in millions)                (in millions)
        1        AAA/AA/A............................            $  902.3         40.6%       $  634.2          37.6%
        2        BBB.................................             1,019.5         46.0           774.5          46.0
        3        BB..................................               200.4          9.1           187.2          11.1
        4        B...................................                55.7          2.5            61.4           3.7
        5        CCC and lower.......................                26.8          1.2             9.2           0.5
        6        In or near default..................                15.9          0.7            18.3           1.1
                                                             ------------------------------------------------------------
                 Total...............................            $2,220.6        100.0%       $1,684.8         100.0%
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

(3) Does not include redeemable preferred stock with a carrying value of $43.9 million and $42.4 million as of September 30, 2001 and December 31, 2000, respectively.

Investment Results

The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on the general account portfolio decreased from the three month and the nine month periods ended September 30, 2000. The lower yield was the result of scheduled maturities rolling over into new investments with less favorable interest rates and narrower acquisition spreads than those present in our 2000 fixed maturity portfolio. The inflow of new cash was invested at rates that were less than the overall portfolio earnings rate during the first nine months of 2000. Indicative of this environment, between September 2000 and September 2001, the 10-year U.S. Treasury rate fell 132 basis points, while Moody's seasoned BAA spreads fell by 9 basis points.

                                               Three Months Ended                        Nine Months Ended
                                            As of                As of                As of                As of
                                     September 30, 2001    September 30, 2000  September 30, 2001   September 30, 2000
                                    -------------------------------------------------------------------------------------
                                      Yield    Amount       Yield    Amount     Yield     Amount    Yield      Amount
                                    -------------------------------------------------------------------------------------
                                            (in millions)        (in millions)         (in millions)        (in millions)
General account assets-excluding
policy loans
   Gross income                        7.55%  $   54.6       8.04%  $   52.3     7.41%   $  158.0    8.03%    $  151.0
   Ending assets-excluding policy
     Loans                                     3,027.6               2,091.7              3,027.6              2,603.5
Policy loans
   Gross income                        5.65%       4.9       5.85%       4.6     6.21%       16.0    5.69%        13.0
   Ending assets                                 350.9                 320.2                350.9                320.2

     Total gross income                7.35%      59.5       7.81%      56.9     7.28%      174.0    7.78%       164.0
     Less: investment expenses                    (1.9)                 (2.1)                (5.9)                (6.1)
                                             -----------           -----------         ------------         ------------
       Net investment income           7.11%  $   57.6       7.51%  $   54.8     7.03%   $  168.1    7.48%    $  157.9
                                             ===========           ===========         ============         ============

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Sources of cash for the Company are premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with various life insurance and annuities and to the funding of investments in new products, processes, and technologies. Product liabilities include the payment of benefits under life insurance, policies and annuity contracts and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

The liquidity of our insurance operations is also related to the overall quality of our investments. As of September 30, 2001, $1,921.8 million, or 86.6% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $298.8 million, or 13.4%, of fixed maturity investments, and 8.8% of invested assets, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

Net cash provided by (used in) operating activities was $243.0 million and ($248.9) million for the nine months ended September 30, 2001 and 2000, respectively. The increase in 2001 compared to 2000 resulted primarily due to an increase in policy liabilities of $522.6 million and an increase in income taxes. These increases were partially offset by increases in other assets net of other liabilities.

Net cash used in investing activities was $481.2 million and $246.5 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash used in investing activities in 2001 as compared to 2000 resulted from fewer sales and increased acquisitions of fixed maturities during the nine months ended September 30, 2001, an increase in net purchases of $323.4 million, as compared to prior period. Partially offsetting these uses of cash was a small increase in maturities, prepayments and scheduled redemptions of fixed maturities, short-term investments and mortgage loans.

Net cash provided by financing activities was $94.0 million and $491.7 million, for the nine months ended September 30, 2001 and 2000, respectively. The decrease in 2001 as compared to 2000 resulted from an increase in cash payments made on maturities and withdrawals of universal life insurance and investment-type contracts and minimal growth in cash payments received as deposits of universal life insurance and investment-type contracts. Maturities and withdrawals on universal life insurance and investment-type contracts grew by $419.7 million for the nine months ended September 30, 2001, as compared to prior period.

We maintain reinsurance programs designed to protect against large or unusual losses. Based on our review of our reinsurers' financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound, and, therefore, that we have no significant exposure to uncollectable reinsurance in excess of uncollectable amounts already recognized in our unaudited consolidated financial statements. The Company has also entered into reinsurance agreements which transfers risks and profits to John Hancock Life Insurance Company, the parent. The reinsurance agreements provide reinsurance expense allowances to reimburse the Company for the related expenses. The agreements cover variable annuity, variable life insurance and term life insurance contracts issued by the Company.

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

These forward-looking statements are subject to risks and uncertainties including, but not limited to, the following: (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) elimination of Federal tax benefits for our products and other changes in laws and regulations that could adversely affect sales of our life insurance and annuity products; (3) we face increasing competition from mutual fund companies, banks and investment management firms as well as from other insurance companies;
(4) a decline or increased volatility in the securities markets, and other changes in general economic conditions, may adversely affect variable life insurance and variable annuity businesses; (5) our life insurance sales are highly dependent on a third party distribution relationship; (6) customers may not be responsive to new or existing products or distribution channels, (7) interest rate volatility may adversely affect our profitability; (8) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies; (9) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (10) we face risks relating to our investment portfolio; (11) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (12) we are subject to risk-based capital requirements and possible guaranty fund assessments; (13) the National Association of Insurance Commissioners' codification of statutory accounting practices adversely affected our statutory surplus; (14) John Hancock may be unable to retain personnel who are key to our business; (15) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (16) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Credit Risk

The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below investment grade holdings. We also diversify our fixed maturity securities with respect to investment quality, issuer, industry, geographical, and property-type concentrations. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the levels assumed in product pricing and rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to these external benchmarks and consistent with priced-for levels.

As of September 30, 2001, the Company's fixed maturity portfolio was comprised of 86.6% investment grade securities and 13.4% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

As of September 30, 2001, there have been no material changes to the interest rate exposures as reported in the Company's 2000 Form 10-K.

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

The Parent's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Parent's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Parent's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions as of September 30, 2001. The notional amounts in the table represent the basis on which pay or receive amounts are

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                               As of September 30, 2001
                                    -------------------------------------------------------------------------------
                                                                                    Fair Value
                                                                 --------------------------------------------------
                                                     Weighted
                                       Notional    Average Term     -100 Basis                      +100 Basis
                                        Amount        (Years)      Point Change    As of 9/30/01   Point Change
                                    -------------------------------------------------------------------------------
                                                   (in millions, except for Weighted Average Term)
Interest rate swaps............         $1,364.5        4.1           $(35.5)          $(15.2)         $ 3.4
Interest rate caps.............            239.4        6.1              0.8              1.9            3.8
Interest rate floors...........            485.4        8.8             13.8              6.5            3.0
                                    ---------------              --------------------------------------------------
     Totals....................         $2,089.3        5.4           $(20.9)          $ (6.8)         $10.2
                                    ===============              ==================================================

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) Exhibits


Exhibit
Number                                                        Description
-------                                                       -----------

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

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY


By: /s/ Michele G. Van Leer                                    November 14, 2001
    ----------------------------------------
      Michele G. Van Leer
      Vice Chairman and President


By: /s/ Earl W. Baucom                                         November 14, 2001
    ----------------------------------------
      Earl W. Baucom
      Controller
      (Principal Accounting Officer)