Form 10-K405
period 2001-12-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2002-03-28
CIK 755110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001
                          COMMISSION FILE NO. 33-62895

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                                               04-2664016
     -------------                                               ----------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X| Not applicable.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      NONE
                                      ----

CONTENTS

     FORWARD-LOOKING STATEMENTS............................................... 1

PART I........................................................................ 1

     ITEM 1. BUSINESS OF JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY......... 1
     ITEM 1A. EXECUTIVE OFFICERS OF REGISTRANT................................ 5
     ITEM 2. PROPERTIES....................................................... 5
     ITEM 3. LEGAL PROCEEDINGS................................................ 5
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 6

PART II....................................................................... 6

     ITEM 5. MARKET FOR JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY
              COMMON STOCK AND RELATED STOCKHOLDER MATTERS.................... 6
     ITEM 6. SELECTED FINANCIAL DATA.......................................... 6
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS....................................... 6
     ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK......23
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................27
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................59

PART III......................................................................59

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK VARIABLE
               LIFE INSURANCE COMPANY.........................................59
     ITEM 11. EXECUTIVE COMPENSATION..........................................59
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................59
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................59

PART IV.......................................................................59

     ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
               REPORTS ON FORM 8-K............................................59

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

FORWARD-LOOKING STATEMENTS

      The statements, analyses, and other information contained herein relating to trends in the John Hancock Variable Life Insurance Company's (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) changes to or elimination of Federal tax benefits for our products and other changes in laws and regulations (including those relating to the Federal Estate Tax Laws) which the Company expects would adversely affect sales of our insurance and investment advisory products; (3) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (4) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our variable life insurance and variable annuity business; (5) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business;
(6) our life insurance and annuity sales are highly dependent on a third party distribution relationship; (7) customers may not be responsive to new or existing products or distribution channels, (8) interest rate volatility may adversely affect our profitability; (9) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies; (10) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (11) we face investment and credit losses relating to our investment portfolio (12) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (13) we are subject to risk-based capital requirements and possible guaranty fund assessments; (14) we may be unable to retain personnel who are key to our business; (15) we face risks from ceded reinsurance business in respect to life insurance; (16) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (17) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

      Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents that may be filed by the Company with the United States Securities and Exchange Commission from time to time. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

PART I

ITEM 1. Business.

Business of John Hancock Variable Life Insurance Company

      John Hancock Variable Life Insurance Company (the Company) is a stock life insurance company, organized in 1979 under the laws of the Commonwealth of Massachusetts. The Company commenced operations in 1980. Currently, the Company writes term, whole, variable and universal life insurance policies and fixed and variable annuity contracts in all states except New York. The Company is wholly-owned by John Hancock Life Insurance Company (hereinafter referred to as John Hancock or the Parent) a life insurance company organized under the laws of Massachusetts in 1862. Pursuant to a Plan of Reorganization approved by the policyholders of John Hancock and the Commonwealth of Massachusetts Division of Insurance, effective February 1, 2000, John Hancock converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly-owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock changed its name to John Hancock Life Insurance Company. In addition, on February 1, 2000, John Hancock Financial Services, Inc. completed its initial public offering in which 102 million shares of common stock were issued at an initial public offering price of $17 per share. At December 31, 2001, the Company had $119.3 billion of gross life insurance in force.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

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

Competition

      The life insurance business is highly competitive. There are numerous stock and other types of insurers in the life/health insurance business in the United States.

      Rating agency data through December 31, 2001, affirms the Company's financial stability rating from A.M. Best Company, Inc. of A++, its highest, based on the strength of John Hancock and the capital guarantee discussed below. Standard & Poor's Corporation and Fitch, Inc. have assigned insurance claims-paying ability ratings to the Company of AA+ and AAA, respectively, which place the Company in the second highest and highest categories, respectively, by these rating agencies. Moody's Investors Service, Inc. has assigned the Company a financial strength rating of Aa2, which is its third highest rating.

Regulation

General

      Our business is subject to extensive regulation at both the state and Federal level, including regulation under state insurance and Federal and state securities laws.

State Insurance Regulation

      The Company complies with extensive state regulation in the jurisdictions in which it does business. Most states have laws and regulations governing such issues as: what lines of business a company may engage in; underwriting practices, including a company's ability to request results of applicants' genetic tests; what premium rates may be charged in various lines of business; what products a company may sell; mandating certain insurance benefits and policy forms; minimum rates for accumulation of cash values and maximum rates for policy loans; licensing of insurance companies and agents; advertising and marketing practices; statutory accounting and reporting requirements; reserve requirements and solvency standards; admitted statutory assets; the appropriate mix of investments; dividend payments; transactions with affiliates; and level of ownership regarding acquisitions of control. State insurance departments periodically review the business and operations of an insurance company by examining its financial condition and how its agents sell its products.

      State insurance regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries concerning whether our insurance business is in compliance with applicable regulations. We reasonably and promptly respond to such inquiries and take corrective action if warranted.

      State insurance regulators and the National Association of Insurance Commissioners are continually re-examining existing laws and regulations. Among other things, these laws and regulations may focus on insurance company investments, financial reporting and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid.

Regulation Governing Potential Acquisitions of Control

      We are subject to regulation under the insurance holding company statutes of Massachusetts, which is our state of domicile. The Massachusetts insurance law contains provisions which, in general, provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Massachusetts Commissioner of Insurance. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to, 10% or more of the voting securities of an insurer or of a person that controls an insurer. A person seeking to acquire control, directly or indirectly, of a Massachusetts insurance company or of any person controlling a Massachusetts insurance company must file an application for approval of the acquisition of control with the Massachusetts

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Commissioner of Insurance and obtain the approval of the Massachusetts Commissioner of Insurance before consummating the acquisition.

Surplus and Capital Requirements

      Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our insurance businesses, to limit or prohibit the ability to issue new policies if, in the regulators' judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Limits may also be established on the ability to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year.

Risk-Based Capital

      The National Association of Insurance Commissioners (NAIC) has established risk-based capital (RBC) standards for life insurance companies as well as a model act to apply such standards at the state level. The model act provides that life insurance companies must submit an annual risk-based capital report to state regulators reporting their risk-based capital based on five categories of risk: asset risk-affiliates, asset risk-other, insurance risk, interest rate risk and business risk. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

      In 2001, the NAIC changed the risked-based capital formula which resulted in RBC charges or a higher risk-based capital ratio. The most significant change made by NAIC is to tax effect the RBC, which is similar to reducing the risk factors being applied to the different risk categories. One other change was the creation of a common stock asset risk category and its treatment in the covariance calculation. This change also lowered RBC.

Statutory Investment Valuation Reserves

      Life insurance companies are required to establish an asset valuation reserve (AVR) consisting of two components: (i) a "default component," which provides for future credit-related losses on fixed maturity investments, and
(ii) an "equity component," which provides for losses on all types of equity investments, including equity securities and real estate. Insurers also are required to establish an interest maintenance reserve (IMR) for net realized capital gains and losses on fixed maturity securities, net of tax, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect our financial statements prepared in accordance with GAAP. Although future additions to AVR will reduce the future statutory capital and surplus of the Company, we do not believe that the impact under current regulations of such reserve requirements will materially affect the ability of the Company to increase its statutory capital and surplus.


IRIS Ratios

      The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System (IRIS) for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined "usual ranges" for each category. IRIS consists of 13 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states' insurance departments. During the five-year period ended December 31, 2001, John Hancock Variable Life Insurance Company and its subsidiary, Investors Partner Life Insurance Company, had several ratios outside of the usual range. John Hancock Variable Life Insurance Company had eight unusual ratios, all of which resulted from growth in the business and the effect of reinsurance contracts with John Hancock Life Insurance Company. Investors Partner Life Insurance Company had ten unusual ratios due to the fact it writes no new business.

Regulation of Investments

      Our insurance businesses are subject to state laws and regulations that require diversification of their investment portfolios. Some of these laws and regulations also limit the amount of investments in specified investment categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as nonadmitted assets for purposes of measuring statutory surplus, in some instances,

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

requiring divestiture. State regulatory authorities from the domiciliary states of our insurance subsidiaries have not indicated any non-compliance with any such regulations.

Valuation of Life Insurance Policies Model Regulation

      The National Association of Insurance Commissioners has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as Revised
XXX). This model regulation established new minimum statutory reserve requirements for certain individual life insurance policies written in the future. Before the new reserve standards can become effective, individual states must adopt the model regulation. Massachusetts adopted the Regulation effective January 1, 2001.

Federal Insurance Initiatives and Legislation

      Although the Federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business. Current and proposed measures that may significantly affect the insurance business generally include limitations on anti-trust immunity, minimum solvency requirements and health care reform.

      On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 became law, implementing fundamental changes in the regulation of the financial services industry in the United States. The act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under the act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer, and the act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker.

      On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 was enacted into law as part of the USA PATRIOT Act. Among its many provisions the law requires that financial institutions adopt anti-money laundering programs that include policies, procedures and controls to detect and prevent money laundering, designate a compliance officer to oversee the program and provide for employee training, and periodic audits in accordance with regulations to be issued by the U.S. Treasury Department. The Company is actively developing a program in order to fully comply with the applicable provisions of the Act and the related Treasury Regulations.

Tax Legislation

      Currently, under the Internal Revenue Code, holders of many life insurance and annuity products, including both traditional and variable products, are entitled to tax-favored treatment on these products. For example, income tax payable by policyholders on investment earnings under traditional and variable life insurance and annuity products which are owned by natural persons is deferred during the product's accumulation period and is payable, if at all, only when the insurance or annuity benefits are actually paid or to be paid. Also, for example, interest on loans up to $50,000 secured by the cash value of life insurance policies owned by businesses on key employees is eligible for deduction even though investment earnings during the accumulation period are tax-deferred.

      In the past, legislation has been proposed that would have curtailed the tax-favored treatment of some of our insurance and annuity products. If any such proposals were enacted, market demand for such products would be adversely affected. In addition, the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA), enacted by Congress in 2001, provides for the gradual reduction and eventual elimination of Federal estate taxes by the year 2010. But EGTRRA also contains a sunset provision which would reinstate Federal estate taxes in the year 2011, based on the Internal Revenue Code in effect prior to the enactment of EGTRRA. Many insurance products are designed and sold to help policyholders reduce the effect of Federal estate taxation on their estates. The enactment of EGTRRA has adversely affected sales of certain of our insurance and investment advisory products, but this effect is mitigated somewhat by the sunset provision. If the sunset provision of EGTRRA is eliminated in the future, the adverse affect on the sales of these products could increase. In addition, sales of split dollar life

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

insurance products have been adversely affected by proposed changes being considered by the Internal Revenue Service.

Securities Laws

      All of our separate investment accounts that fund retail variable annuity contracts and retail variable life insurance products issued by us, other than those which fund private placement investment options that are exempt from registration or support fixed rate investment options that are also exempt from registration, are registered both under the Securities Act and the Investment Company Act. Products sold to sophisticated investors as "private placements" are exempt from registration under both acts but may be subject to other requirements of those laws, such as antifraud provisions and the terms of applicable exemptions.

ITEM 1A. Executive Officers of the Registrant

      We qualify under the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and we are therefore filing this Form 10-K with reduced disclosure format. Accordingly, Item 1a is not included in this Form 10-K.

      The names of the executive officers of John Hancock Variable Life Insurance Company and their respective positions, as of March 0xx1, 2002:

NAME                            AGE         POSITION
David F. D'Alessandro           51          Chairman
Michele G. Van Leer             44          Vice Chairman and President
Ronald J. Bocage                56          Vice President and Counsel
Earl W. Baucom                  55          Controller

ITEM 2. Properties.

Facilities

      John Hancock provides the Company with property and facilities for the performance of certain of the Company's corporate and operational functions. John Hancock annually determines a fee for these properties and facilities based on a number of criteria, which are revised annually to reflect continuing changes in the Company's operations. The fee charged to the Company is included in the parent company service fee disclosed in Note 2 to the consolidated financial statements.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Sales Practice Class Action Settlement

      Over the past several years, companies engaged in the life insurance business have faced extensive claims, including class-action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. On December 31, 1997, the United States District Court for the District of Massachusetts approved a settlement of a nationwide class action lawsuit regarding sales practices against John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc., captioned Duhaime, et al. v. John Hancock Mutual Life Insurance Company,
                --------------------------------------------------------------
John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc.
--------------------------------------------------------------------------------
With certain limited exceptions, the class that is bound by the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1979 through December 31, 1996) had an ownership interest in one or more of our whole life, universal life or variable life insurance policies (and certain annuities and mutual funds) issued during the class period.

      In conjunction with this settlement, we had a total reserve that stood at $7.0 million and $66.3 million at December 31, 2001 and 2000, respectively. We incurred settlement related costs of $14.1 million and $66.0 million in 2001 and 1999, respectively. No such costs were incurred in 2000. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution (ADR) relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted as noted above in 2001. The adjustment to the reserve in 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be the larger more complicated claims. The better estimate is from experience with actual settlement of similar claims.

      Administration of the ADR component of the settlement continues to date. Although some uncertainty remains as to the cost of claims in the final phase (i.e. arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

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

ITEM 6. Selected Financial Data.

      Item omitted in accordance with General Instruction I(2)(a) of Form 10K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's discussion and analysis reviews our consolidated and segment financial condition as of December 31, 2001 and 2000, and results of operations for the years ended, December 31, 2001, 2000 and 1999 and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes, included elsewhere in this Form 10-K.

Forward-Looking Information

      The statements, analyses, and other information contained herein relating to trends in the John Hancock Variable Life Insurance Company's (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company. Future

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) changes to or elimination of Federal tax benefits for our products and other changes in laws and regulations (including those relating to the Federal Estate Tax Laws) which the Company expects would adversely affect sales of our insurance and investment advisory products; (3) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (4) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our variable life insurance and variable annuity business; (5) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business;
(6) our life insurance and annuity sales are highly dependent on a third party distribution relationship; (7) customers may not be responsive to new or existing products or distribution channels, (8) interest rate volatility may adversely affect our profitability; (9) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies; (10) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (11) we face investment and credit losses relating to our investment portfolio (12) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (13) we are subject to risk-based capital requirements and possible guaranty fund assessments; (14) we may be unable to retain personnel who are key to our business; (15) we face risks from ceded reinsurance business in respect to life insurance; (16) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (17) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

      Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents that may be filed by the Company with the United States Securities and Exchange Commission from time to time. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

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

      o net investment income and net realized investment and other gains (losses) on general account assets.

      Our expenses consist principally of insurance benefits provided to policyholders, interest credited on policyholders' account balances, dividends to policyholders, other operating costs and expenses, which include commissions and general business expenses, net of expenses deferred, amortization of deferred policy acquisition costs, and premium and income taxes.

      Our profitability depends in large part upon: (1) the adequacy of our product pricing, which is primarily a function of competitive conditions, our ability to assess and manage trends in mortality and morbidity experience, our ability to generate investment earnings and our ability to maintain expenses in accordance with pricing assumptions; (2) the amount of assets under management; and (3) the maintenance of our target spreads between the rate of earnings on our investments and rates credited on policyholders' account balances. Overall, financial market conditions have a significant impact on all these profit drivers.

      The sales and other financial results of our business over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, have

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

accounted for the majority of recent increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in recent years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement. This trend has been challenged recently by fluctuations in stock market performance and we have seen investors return to stable investment products. Our diverse distribution network and product offerings will assist in the maintenance of assets and provide for sales growth. Although sales of traditional life insurance products have experienced continued declines, sales of fixed annuity products and corporate owned life insurance have increased.

      Premiums and deposits of our individual annuity products were $113.0 million, $94.3 million and $231.3 million in 2001, 2000 and 1999. Our total life insurance product deposits were $1,540.7 million, $1,188.2 million and $1,000.8 million in 2001, 2000 and 1999, respectively.

Critical Accounting Policies

General

      We have identified the policies below as critical to our business operations and understanding of our results of operation. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements and Management's Discussion and Analysis.

Amortization of Deferred Policy Acquisition Costs

      We amortize deferred policy acquisition costs on term life insurance ratably with premiums. We amortize our deferred policy acquisition costs on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize deferred policy acquisition costs such that the percentage of gross profits to the amount of deferred policy acquisition costs amortized is constant over the life of the policies.

      Estimated gross profits are adjusted periodically to take into consideration the actual experience to date and changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of deferred policy acquisition costs to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments concerning mortality, lapse and asset growth that are based on a combination of actual company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can cause quarter to quarter earnings impact.

Investment in Debt and Equity Securities

      Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the discussion of Credit Risk in the Quantitative and Qualitative Information About Market Risk section of this document for a more detailed discussion of the judgments involved in determining impairments.

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of management's judgment. See the discussion in the General Account Investments section of this document for a more detailed discussion of this process and the judgments used therein.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Income Taxes

      We establish reserves for possible penalty and interest payments to various taxing authorities with respect to the admissability and timing of tax deductions. Management makes judgments concerning the eventual outcome of these items and reviews those judgments on an ongoing basis.

Results of Operations

      The table below presents our consolidated results of operations for the years indicated.

                                                                   For the Year Ended December 31
                                                                    2001        2000         1999
                                                                  --------------------------------
                                                                           (in millions)
Revenues
   Premiums                                                       $ 60.1       $ 28.6       $  8.9
   Universal life and investment-type product charges              365.4        337.1        341.5
   Net investment income                                           227.0        213.4        174.6
   Net realized investment and other gains (losses), net of
     related amortization of deferred policy acquisition
     costs (1)                                                      (9.0)       (10.6)        (4.8)
   Other revenues                                                   24.0          0.2          0.2
                                                                  --------------------------------

Total revenues                                                     667.5        568.7        520.4
                                                                  --------------------------------
Benefits and expenses
   Benefits to policyholders                                       294.1        248.6        260.5
   Other operating costs and expenses                               76.2        116.8        117.5
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other
     gains (losses) (2)                                             67.1         34.0         13.1
   Dividends to policyholders                                       21.4         26.1         25.7
                                                                  --------------------------------

     Total benefits and expenses                                   458.8        425.5        416.8
                                                                  --------------------------------

Income before income taxes and cumulative effect of
   accounting change                                               208.7        143.2        103.6

Income taxes                                                        62.2         43.8         35.2
                                                                  --------------------------------

Income before cumulative effect of accounting change               146.5         99.4         68.4

Cumulative effect of accounting change, net of tax                  (1.6)          --           --
                                                                  --------------------------------

Net income                                                        $144.9       $ 99.4       $ 68.4
                                                                  ================================

(1) Net of related amortization of deferred policy acquisition costs of $(1.5) million, $(3.8) million, and $(0.5) million for the years ended 2001, 2000, and 1999, respectively.

(2) Excluding amounts related to net realized investment and other gains (losses) of $(1.5) million, $(3.8) million, and $(0.5) million for the years ended 2001, 2000 and 1999, respectively.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Consolidated income before income taxes and cumulative effect of accounting change of $208.7 million for the year ended December 31, 2001 increased by $65.5 million, or 45.7%, as compared to consolidated income before income taxes and cumulative effect of accounting change of $143.2 million for the year ended December 31, 2000. The increase was primarily attributable to increases in income before income taxes and cumulative effect of accounting change of $45.4 million in the Protection Segment and $20.1 million in the Asset Gathering Segment. The increase in the Protection Segment was primarily due to growth in universal life investment-type product

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

charges and net investment income and a decrease in operating expenses due to our expense reduction program. The Asset Gathering Segment increased compared to the prior year due to fee income received from its parent company related to the safe harbor annuity exchange program and a decrease in operating expenses due to our expense reduction program.

      Revenues of $667.5 million increased $98.8 million, or 17.4%, from $568.7 million in the comparable prior year period. The increase in revenues was largely driven by growth in premiums in the traditional life insurance business, which increased $31.5 million. In addition, universal life and investment-type product charges increased $28.3 million, primarily driven by growth in the non-traditional life insurance business partially offset by lower fees in the variable annuity business due to lower average account balances. Other revenue increased $23.8 million from the comparable prior year period primarily due to the sale of certain annuity contracts by the Company to its parent at fair value as a part of the safe harbor annuity exchange program.

      Benefits and expenses of $458.8 million increased $33.3 million, or 7.8%, from $425.5 million from the comparable prior year period. The increase in benefits and expenses was primarily driven by growth in benefits to policyholders of $45.5 million due to growth in the in-force in the traditional and non-traditional life insurance businesses. In addition, amortization of deferred policy acquisition costs increased $33.1 million driven by the non-traditional life insurance business due to an increase in universal life product charges. These increases in benefits and expenses were partially offset by a $40.6 million decrease in other operating costs and expenses driven by cost reduction programs.

      Income taxes were $62.2 million in 2001, compared to $43.8 million for 2000. Our effective tax rate was 29.8% in 2001, as compared to 30.6% in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Consolidated income before income taxes of $143.2 million for the year ended December 31, 2000 increased by $39.6 million, or 38.2%, as compared to consolidated income before income taxes of $103.6 million for the year ended December 31, 1999. The increase was primarily attributable to increases in income before income taxes of $40.2 million in the Protection Segment partially offset by decreased income before income taxes in the Asset Gathering Segment of $0.6 million. The increase in the Protection Segment was primarily due to growth in net investment income and a decrease in benefits to policyholders. The Asset Gathering Segment remained stable compared to the prior year primarily due to growth in investment-type product charges partially offset by increased amortization of deferred policy acquisition costs.

      Revenues of $568.7 million increased $48.3 million, or 9.3%, from $520.4 million in the comparable prior year period. The increase in revenues was driven by growth in net investment income of $38.8 million, primarily in the non-traditional life insurance business. In addition, premiums increased $19.7 million, primarily in the traditional life insurance business. The increases in revenues were partially offset by increased net realized investment and other losses and lower universal life and investment-type product charges.

      Benefits and expenses of $425.5 million increased $8.7 million, or 2.1%, from $416.8 million in the comparable prior year period. The increase in benefits and expenses was driven by an increase in amortization of deferred policy acquisition costs of $20.9 million primarily in the non-traditional life insurance business. Amortization of deferred policy acquisition costs increased in the non-traditional life insurance business by $13.2 million on revised projections of estimated gross profit based on changes in estimated future interest margins. In addition, amortization of deferred policy acquisition costs increased $7.9 million primarily due to poor separate account performance and increased surrenders in the variable annuities business which accelerated current amortization. Partially offsetting the increase in amortization of deferred policy acquisition costs was a decrease in benefits to policyholders of $11.9 million, or 4.6%, primarily due to costs incurred related to the settlement of the class action lawsuit in the prior year period.

      Income taxes were $43.8 million in 2000, compared to $35.2 million for 1999. Our effective tax rate was 30.6% in 2000, as compared to 34.0% in 1999.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      Protection Segment. Offers a variety of individual life insurance, including participating whole life, term life, universal life and variable life insurance. Products are distributed through multiple distribution channels, including insurance agents and brokers and alternative distribution channels that include banks, financial planners, direct marketing and the Internet.

      Asset Gathering Segment. Offers individual variable annuities . This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners, and banks.

      We evaluate segment performance on segment after-tax operating income, which excludes the effect of net realized investment and other gains and losses and other unusual or non-recurring events and transactions presented below as after-tax adjustments. Segment after-tax operating income is determined by adjusting generally accepted accounting principles (GAAP) net income for net realized investment and other gains and losses and certain other items which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

      A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows the table below. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                           For the Years Ended December 31
                                                           2001          2000        1999
                                                          --------------------------------
                                                                   (in millions)
Segment Data: (1)
Segment after-tax operating income:
  Protection Segment ..................................   $130.0       $ 96.0       $108.0
  Asset Gathering Segment .............................     22.2          6.3          6.8
                                                          --------------------------------

    Total segment after-tax operating income ..........    152.2        102.3        114.8

After-tax adjustments:
  Net realized investment and other gains (losses), net     (5.6)        (6.8)        (3.1)
  Surplus tax .........................................      9.1          5.6           --
  Class action lawsuit ................................     (9.2)          --        (42.9)
  Other demutualization related costs .................       --         (0.6)        (0.4)
  Restructuring charges ...............................       --         (1.1)          --
                                                          --------------------------------
    Total after-tax adjustments .......................     (5.7)        (2.9)       (46.4)
                                                          --------------------------------

GAAP Reported:
  Income before cumulative effect of change
    in accounting principle ...........................    146.5         99.4         68.4
  Cumulative effect of change in accounting
    principle..........................................     (1.6)          --           --
                                                          --------------------------------
   Net income .........................................   $144.9       $ 99.4       $ 68.4
                                                          ================================

(1) See "Adjustments to GAAP Reported Net Income" set forth below.

Adjustments to GAAP Reported Net Income

      Our GAAP reported net income was affected by net realized investment gains and losses and other unusual or non-recurring events and transactions presented above as after-tax adjustments. A description of these adjustments follows.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      In all periods, net realized investment and other gains and losses have been excluded from segment after-tax operating income because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers.

      Net realized investment and other gains and losses have been reduced by amortization of deferred policy acquisition costs to the extent that such amortization results from such gains and losses. We believe presenting net realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains and losses per the audited consolidated financial statements and (b) the adjustment made for net realized investment and other gains to calculate segment after-tax operating income for the years ended December 31, 2001, 2000 and 1999.

                                                                             For the Years Ended December 31
                                                                          ---------------------------------------
                                                                             2001         2000          1999
                                                                          ------------ ------------ -------------
                                                                                       (in millions)
Net realized investment and other gains (losses).....................       $ (10.5)      $(14.4)       $ (5.3)

Less amortization of deferred policy
   acquisition costs related to net
   realized investment and other gains (losses)......................           1.5          3.8           0.5
                                                                          ---------------------------------------

Netrealized investment and other gains,
   net of related amortization of deferred
   policy acquisition costs per audited
   consolidated financial statements.................................          (9.0)       (10.6)         (4.8)

Less income tax effect...............................................           3.4          3.8           1.7
                                                                          ---------------------------------------

Net realized investment and other
   gains (losses), net - after-tax adjustment
   to calculate segment after-tax operating income...................       $  (5.6)      $ (6.8)       $ (3.1)
                                                                          =======================================

      Effective within the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies and their wholly-owned stock subsidiaries. During the years ended December 31, 2001 and 2000, the Company recognized a reduction in equity based taxes of $9.1 million and $5.6 million, respectively, resulting from a revised estimated credit that was excluded from after-tax operating income for these periods. No surplus tax was incurred in the year ended 1999.

      During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $7.0 million and $66.3 million at December 31, 2001 and 2000, respectively. Costs incurred related to the settlement were $14.1 million and $66.0 million in 2001 and 1999, respectively. No such costs were incurred in 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

      During 2000, the Company incurred expenses to improve its financial analysis and financial reporting abilities which were made in conjunction with the demutualization of John Hancock. These charges primarily included consulting fees and planning and expense management costs. After-tax charges for these other demutualization related costs were $0.6 million and $0.4 million for the years ended December 31, 2000 and, 1999 respectively. No such costs were incurred in the year ended December 31, 2001.

      As part of John Hancock's on-going Competitive Position Project, the Company has incurred restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of its operations. After-tax restructuring costs were $1.1 million for the year ended December 31, 2000. The Company incurred no such costs in the years ended December 31, 2001 and 1999.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Protection Segment

      The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                For the Years Ended December 31
                                                                --------------------------------
                                                                 2001         2000         1999
                                                                ------       ------       ------
                                                                         (in millions)
Operating Results:
Revenues
   Premiums .................................................   $ 60.1       $ 28.6       $  8.9
   Universal life and investment-type product charges .......    324.7        286.0        300.8
   Net investment income ....................................    229.2        215.9        178.1
   Other revenue ............................................      0.3          0.3          0.2
                                                                ------       ------       ------
     Total revenues .........................................    614.3        530.8        488.0

Benefits and expenses
   Benefits to policyholders ................................    271.3        242.2        192.3
   Other operating costs and expenses .......................     72.8         98.1        100.6
   Amortization of deferred policy acquisition costs,
     excluding amounts related to net realized investment and
     other gains (losses) ...................................     46.6         17.6          4.6
   Dividends to policyholders ...............................     21.4         26.1         25.7
                                                                ------       ------       ------
     Total benefits and expenses ............................    412.1        384.0        323.2

Segment pre-tax operating income ............................    202.2        146.8        164.8

Income taxes ................................................     72.2         50.8         56.8
                                                                ------       ------       ------

Segment after-tax operating income (1) ......................    130.0         96.0        108.0

After-tax adjustments: (1)
     Net realized investment and other gains (losses), net ..     (5.6)        (6.8)        (3.1)
     Surplus tax ............................................      9.1          5.4           --
     Class action lawsuit, net ..............................     (9.2)          --        (42.9)
     Other demutualization related costs ....................       --         (0.5)        (0.3)
     Restructuring charges ..................................       --         (1.1)          --
                                                                ------       ------       ------
       Total after-tax adjustments ..........................     (5.7)        (3.0)       (46.3)
                                                                ------       ------       ------

GAAP Reported:
   Income before cumulative effect
       of change in accounting principle ....................    124.3         93.0         61.7
   Cumulative effect of change in accounting principle ......     (1.6)          --           --
                                                                ------       ------       ------
   Net income ...............................................   $122.7       $ 93.0       $ 61.7
                                                                ======       ======       ======

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Segment after-tax operating income was $130.0 million in 2001, an increase of $34.0 million, or 35.4%, from $96.0 million in 2000. Traditional life insurance segment after-tax operating income increased $18.7 million primarily resulting from increased premiums and lower operating expenses offset by increased benefits to policyholders. Non-traditional life insurance segment after-tax operating income increased $15.3 million, or 13.9%, primarily due to higher fee income and an increase in net investment income offset by increased amortization of deferred policy acquisition costs.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      Total revenues were $614.3 million in 2001, an increase of $83.5 million, or 15.7%, from $530.8 million in 2000. Premiums increased $31.5 million or 110.1%, primarily due to an increase in renewal premiums related to prior year term life sales. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $324.7 million in 2001, an increase of $38.7 million, or 13.5% from $286.0 million in 2000. The increase was primarily due to growth in average account values and variable life products fee increases. Net investment income increased $13.3 million, or 6.2%, primarily due to increased asset balances for non-traditional life insurance products.

      Total benefits and expenses were $412.1 million in 2001, an increase of $28.1 million, or 7.3%, from $384.0 million in 2000. Benefits to policyholders increased $29.1 million or 12.0%, primarily due to growth in the in-force for both traditional and non-traditional life insurance products. In addition, amortization of deferred policy acquisition costs increased $29.0 million or 164.8%, due to a decline in separate account performance. Offsetting these increases was a decrease in other operating costs and expenses of $25.3 million due to ongoing cost reduction programs in both the traditional life insurance and non-traditional life insurance segments. The segment's effective tax rate increased to 35.7% in 2001 from 34.6% in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Segment after-tax operating income was $96.0 million in 2000, a decrease of $12.0 million, or 11.1%, from $108.0 million in 1999. Traditional life insurance segment after-tax operating income decreased $11.5 million due to higher benefits and expenses. Non-traditional life insurance segment after-tax operating income decreased $0.5 million.

      Total revenues were $530.8 million in 2000, an increase of $42.8 million, or 8.8%, from $488.0 million in 1999. Traditional life insurance segment's premiums increased $19.7 million, or 221.3% due to increase in term life sales. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $286.0 million in 2000, a decrease of $14.8 million, or 4.9%, from $300.8 million in 1999. The decrease was primarily due to lower fees resulting from a decline in separate account performance in 2000. Net investment income increased $37.8 million, or 21.2%, primarily due to increases in average net invested assets for the non-traditional life insurance segment.

      Total benefits and expenses were $384.0 million in 2000, an increase of $60.8 million, or 18.8%, from $323.2 million in 1999. Benefits to policyholders increased $49.9 million, or 25.9%, primarily due to increase in reserves related to growth in term life business for the traditional life insurance segment. Amortization of deferred policy acquisition costs of $17.6 million in 2000 increased $13.0 million, or 282.6%, from $4.6 million in 1999. Amortization expense increased primarily due to revised projections of estimated gross profits on non-traditional life insurance products based upon changes in estimated future interest margins. The segment's effective tax rate increased to 34.6% in 2000 from 34.5% in 1999.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                              For the Year Ended December 31,
                                                            ---------------------------------
                                                              2001        2000          1999
                                                             -----       -----          -----
                                                                      (in millions)
Operating Results:
Revenues
   Universal life and investment-type product charges ....   $40.7       $51.1          $40.7
   Net investment income .................................    (2.2)       (2.5)          (3.5)
   Other revenue .........................................    23.7        (0.1)            --
                                                             -----       -----          -----
     Total revenues ......................................    62.2        48.5           37.2

Benefits and expenses
   Benefits to policyholders .............................     8.7         6.4            2.2
   Other operating costs and expenses ....................     3.4        16.1           16.3
   Amortization of deferred policy acquisition costs,
      excluding amounts related to net realized investment
      and other gains (losses) ...........................    20.5        16.4            8.5
                                                             -----       -----          -----
     Total benefits and expenses .........................    32.6        38.9           27.0

Segment pre-tax operating income .........................    29.6         9.6           10.2

Income taxes .............................................     7.4         3.3            3.4
                                                             -----       -----          -----

Segment after-tax operating income (1) ...................    22.2         6.3            6.8

After-tax adjustments: (1)
     Surplus tax .........................................      --         0.2             --
     Other demutualization related costs .................      --        (0.1)          (0.1)
                                                             -----       -----          -----
     Total after-tax adjustments .........................      --         0.1           (0.1)
                                                             -----       -----          -----

Net income ...............................................   $22.2       $ 6.4          $ 6.7
                                                             =====       =====          =====

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Segment after-tax operating income was $22.2 million in 2001, an increase of $15.9 million, or 252.4%, from $6.3 million in 2000. The increase in the Asset Gathering Segment is primarily driven by growth in other revenue of $23.8 million and a decrease in other operating costs and expenses of $12.7 million from the comparable prior year period. These changes were partially offset by a decrease in investment-type product fees of $10.4 million and an increase in amortization of deferred policy acquisition costs of $4.1 million.

      Total revenues increased $13.7 million, or 28.2%, to $62.2 million in 2001 from $48.5 million in 2000. Investment-type product charges decreased $10.4 million, or 20.4%. Investment-type product charges on variable annuity products decreased due to deteriorating market conditions for separate accounts. Partially offsetting the decline in average variable annuity reserves, the Company increased its product fees in the fourth quarter of 2000, which were effective for the year ended December 31, 2001. Other revenue increased $23.8 million from the comparable prior year period primarily due to the sale of certain annuity contracts by the Company to its parent at fair value as a part of the safe harbor annuity exchange program.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      Total benefits and expenses decreased $6.3 million, or 16.2%, to $32.6 million in 2001 from the comparable prior year period. The decrease in benefit and expenses is primarily due to a $12.7 million decrease in other operating costs and expenses resulting from our on-going cost reduction program. Partially offsetting the decrease in other operating costs and expenses was a $4.1 million increase in amortization of deferred policy acquisition costs and a $2.3 million increase in benefits to policyholders. Amortization of deferred policy acquisition costs increased primarily due to poor separate account performance and increased surrenders in the variable annuity business in 2001. Benefits to policyholders increased primarily due to higher surrender benefits on higher lapses. The segment's effective tax rate was 25.0% and 34.4% in 2001 and 2000, respectively. The change in the segment's effective tax rate is primarily due to increased dividend received deductions in variable annuity separate accounts.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Segment after-tax operating income was $6.3 million in 2000, a decrease of $0.5 million, or 7.4%, from $6.8 million in 1999. The decrease in the Asset Gathering Segment is primarily driven by an increase of $7.9 million in amortization of deferred policy acquisitions costs and a $4.2 million increase in benefits to policyholders, partially offset by growth in investment-type product charges of $10.4 million from the comparable prior year period.

      Total revenues increased $11.3 million, or 30.4%, to $48.5 million in 2000 from $37.2 million in 1999. Investment-type product charges increased $10.4 million, or 25.6%, primarily due to higher average account balances in 2000.

      Total benefits and expenses increased $11.9 million, or 44.1%, to $38.9 million in 2000 from the comparable prior year period. The increase in benefits and expenses was primarily driven by a $7.9 million increase in amortization of deferred policy acquisition costs and a $4.2 million increase in benefits to policyholders. Benefits to policyholders increased $4.2 million, primarily due to growth in the annuity business, including bonus interest on new variable annuity products introduced in the fourth quarter of 1999. Amortization of deferred policy acquisition costs increased $7.9 million, or 92.9%, to $16.4 million in 2000 from $8.5 million in 1999, primarily due to poor separate account performance and increased surrenders in the variable annuities business which accelerated current amortization. The segment's effective tax rate was 34.4% and 33.3% in 2000 and 1999, respectively.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

General Account Investments

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $3.6 billion and $3.0 billion as of December 31, 2001 and December 31, 2000, respectively. The portfolio composition has not significantly changed at December 31, 2001 as compared to December 31, 2000. The following table shows the composition of investments in the general account portfolio.

                                              As of December 31,           As of December 31,
                                                     2001                         2000
                                        -----------------------------------------------------------
                                          Carrying         % of          Carrying        % of
                                            Value          Total          Value         Total
                                        -----------------------------------------------------------
                                        (in millions)                 (in millions)
Fixed maturity securities (1).........    $2,496.2         69.0%         $1,727.2        57.9%
Mortgage loans (2)....................       580.9         16.0             554.8        18.6
Real estate...........................        20.6          0.6              23.9         0.8
Policy loans (3)......................       352.0          9.7             334.2        11.2
Equity securities.....................        13.1          0.4               8.1         0.3
Other invested assets.................        39.6          1.1              34.8         1.2
Short-term investments................         0.0          0.0              21.7         0.7
Cash and cash equivalents (4).........       115.4          3.2             277.3         9.3
                                        -----------------------------------------------------------
   Total invested assets .............    $3,617.8        100.0%         $2,982.0       100.0%
                                        ===========================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $45.6 million and $42.4 million as of December 31, 2001 and December 31, 2000, respectively. The total fair value of the fixed maturity security portfolio was $2,494.6 and $1,698.6 million, at December 31, 2001 and December 31, 2000, respectively.
(2) The fair value of the mortgage loan portfolio was $604.3 million and $467.3 million as of December 31, 2001 and December 31, 2000, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of December 31, 2001, fixed maturity securities represented 69.0% of general account investment assets with a carrying value of $2.5 billion, roughly comprised of 61% public securities and 39% private securities. Each year the Company directs the majority of its net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance are rated BB, or category 3 the highest Securities Valuation Office quality rating below investment grade. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's net worth.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The following table shows the composition by issuer of the fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                                    As of December 31,        As of December 31,
                                                          2001                      2000
                                                ------------------------------------------------------
                                                   Carrying     % of        Carrying       % of
                                                    Value       Total        Value         Total
                                                ------------------------------------------------------
                                                (in millions)            (in millions)
Corporate securities.......................        $1,955.8      78.3%     $1,428.6         82.7%
MBS/ABS....................................           317.1      12.7%        268.2         15.5%
U.S. Treasury securities and obligations of
   U.S. government agencies................           214.8       8.6%         16.7          1.0%
Debt securities issued by foreign
   Governments.............................             7.6       0.3%         10.9          0.6%
Obligations of states and political
   Subdivisions............................             0.9       0.1%          2.8          0.2%
                                                ------------------------------------------------------
Total......................................        $2,496.2     100.0%     $1,727.2        100.0%
                                                ======================================================

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

      The following table sets forth the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation. The majority of bonds are investment grade, with 87.7% invested in Category 1 and 2 securities as of December 31, 2001. Below investment grade bonds were 12.3 % of fixed maturity securities and 8.4% of total invested assets as of December 31, 2001. This allocation reflects the Company's strategy of avoiding the unpredictability of interest rate risk in favor of relying on the bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio. A majority, 62.9% of our below investment grade bonds are rated BB, or category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing on unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread, that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is derived from external market data. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                 Fixed Maturity Securities -- By Credit Quality

                                                            As of December 31,            As of December 31,
                                                      -------------------------------------------------------------
                                                                   2001                          2000
                                                      -------------------------------------------------------------
       SVO                  S&P Equivalent               Carrying         % of           Carrying         % of
   Rating (1)               Designation (2)              Value (3)       Total          Value (3)         Total
-------------------------------------------------------------------------------------------------------------------
                                                        (in millions)                  (in millions)
        1        AAA/AA/A............................     $  910.4         37.2%          $  634.2         37.6%
        2        BBB.................................      1,237.9         50.5              774.5         46.0
        3        BB..................................        190.2          7.8              187.2         11.1
        4        B...................................         59.7          2.4               61.4          3.7
        5        CCC and lower.......................         27.7          1.1                9.2          0.5
        6        In or near default..................         24.7          1.0               18.3          1.1
                                                      -------------------------------------------------------------
                 Total...............................     $2,450.6        100.0%          $1,684.8        100.0%
                                                      =============================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $45.6 million and $42.4 million as of December 31, 2001 and December 31, 2000, respectively.

Mortgage Loans. As of December 31, 2001 and 2000, we held mortgage loans with carrying values of $0.6 billion, which included $0.2 billion of agricultural loans.

      The following table shows the distribution of the Company's mortgage loan portfolio by property type as of the dates indicated. The Company's commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                                              As of December 31,
                                              ------------------
                                          2001                  2000
                                 ----------------------------------------------
                                   Carrying    % of      Carrying     % of
                                    Value      Total      Value      Total
                                 ----------------------------------------------
                                 (in millions)         (in millions)

Apartments......................     $114.4      19.7%     $128.3      23.1%
Office Buildings................      145.3      25.0        98.0      17.8
Retail..........................       35.3       6.1        45.4       8.2
Agricultural....................      166.3      28.6       163.9      29.5
Industrial......................       71.6      12.3        76.8      13.8
Hotels..........................       24.6       4.2        15.0       2.7
Mixed Use.......................        4.9       0.9        13.4       2.4
Other...........................       18.5       3.2        14.0       2.5
                                 ----------------------------------------------
     Total......................     $580.9     100.0%     $554.8     100.0%
                                 ==============================================

The following table shows the distribution of the Company's mortgage loan portfolio by geographical region.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                         Mortgage Loans - By ACLI Region

                                             As of December 31,
                                             ------------------
                                       2001                      2000
                          ------------------------------------------------------
                            Number   Carrying    % of     Carrying     % of
                           of Loans    Value    Total      Value       Total
                          ------------------------------------------------------
                                  (in millions)           (in millions)

 East North Central.......     18      $ 63.1     10.9%      $ 67.6      12.2%
 East South Central.......     17        24.3      4.2         27.5       5.0
 Middle Atlantic..........     12        50.3      8.6         26.8       4.8
 Mountain.................     13        35.3      6.1         35.4       6.4
 New England..............     13        54.7      9.4         44.2       8.0
 Pacific..................     48       110.5     19.0        119.3      21.5
 South Atlantic...........     41       151.7     26.1        155.2      28.0
 West North Central.......      6        20.5      3.5         16.8       3.0
 West South Central.......     21        67.3     11.6         58.8      10.5
 Canada...................      1         3.2      0.6          3.2       0.6
                           -----------------------------------------------------
      Total...............    190      $580.9    100.0%      $554.8     100.0%
                           =====================================================

      The allowance for losses on mortgage loans on real estate and real estate to be disposed of is maintained at a level that we believe to be adequate to absorb estimated probable credit losses. The Company's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The portion of the investment valuation allowance for the Company's mortgage loan portfolio was $5.5 million, or 0.9% of carrying value before reserves and $5.0 million, or 0.9% of carrying value before reserves as of December 31, 2001 and 2000, respectively. The portion of the investment valuation allowance for the Company's real estate to be disposed of was $0.8 million, or 3.9% of carrying value before reserves and $0.7 million, or 2.9% of carrying value before reserves as of December 31, 2001 and 2000, respectively.

Investment Results

      The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on the general account portfolio decreased from the year ended December 31, 2001 compared to December 31, 2000. New cash flows in 2001 were invested at lower rates than the prior year period which benefited from higher US Treasury rates and wider spreads in both the public and private sector. Indicative of this environment, the 10-year U.S. Treasury rate decreased 6 basis points from 2000 to 2001, while Moody's seasoned BAA spreads decreased 24 basis points from 2000 to 2001.

      The yield, net of investment expenses, on the general account portfolio increased for the year ended December 31, 2000 compared to the prior year period. The interest rate environment during this period is evidenced by the increase in the 10-year U.S. Treasury rate of 34 basis points from December 31, 1999 to December 31, 2000.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                            For the Year Ended
                                                                               December 31,
                                                     -------------------------------------------------------------------
                                                             2001                   2000                   1999
                                                      Yield     Amount       Yield       Amount      Yield     Amount
                                                     -------------------------------------------------------------------
                                                            (in millions)              (in millions)        (in millions)

General account assets-excluding policy loans
   Gross income............................          7.26%      $  214.6      8.23%     $  207.5     7.56%     $  172.8
   Ending assets-excluding policy loans....                      3,265.8                 2,647.8                2,397.2
Policy loans
   Gross income............................          6.15           21.1      5.50          17.1     5.08          13.7
Ending assets..............................                        352.0                   334.2                  287.4
   Total gross income......................          7.14          235.7      7.93         224.6     7.29         186.5
     Less: investment expenses.............                         (8.7)                  (11.2)                 (11.9)
                                                              -----------             -----------             ----------
       Net investment income...............          6.88       $  227.0      7.53      $  213.4     6.83      $  174.6
                                                              ============            ===========            ==========

Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. Historically, the Company's principal cash flow sources have been premiums, deposits and charges on policies, investment income, maturing investments and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with our various life insurance and annuity products and to the funding of investments in new products, processes and technologies. Product liabilities include the payment of benefits under life insurance, policies and annuity contracts and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of December 31, 2001, $2,148.3 million, or 87.7% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $302.3 million, or 12.3%, of fixed maturity investments, and 8.4% of invested assets, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Net cash provided (used) by operating activities was $314.2 million, $(349.3) million, and $(459.4) million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in 2001 as compared to 2000 of $663.5 million resulted primarily from a decrease in benefits paid of $644.7 million and decrease in operating costs and expenses paid of $74.9 million from the prior year period. In addition, premiums received increased $25.7 million, fees received increased $28.3 million, and net investment income received increased by $16.7 million. The primary increase in cash provided by operations in 2000 as compared to 1999 is primarily due to the net decrease in other assets and other liabilities offset somewhat by a larger decrease in policy liabilities as compared with prior year.

      Net cash used in investing activities was $782.6 million, $269.5 million and $101.9 million for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in net cash used in 2001 as compared to 2000 of $513.1 million, resulted primarily from an increase in purchases of fixed maturities of $565.5 million. Offsetting the cash used by increases in fixed maturities purchases were increases in cash provided by the maturity, prepayment and scheduled redemptions of short-term and other invested assets of $36.4 million and a decrease in purchases of mortgage loans of $15.5 million. The increase in net cash used in 2000 as compared to 1999 resulted primarily from

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

an increase in fixed maturities purchases, offset somewhat by an increase in the maturities, prepayments or scheduled redemptions of fixed maturities

      Net cash provided by financing activities was $306.5 million, $636.5 million and $778.6 million, for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in cash provided by financing activities in 2001 as compared to 2000 of $330.0 million resulted from increase in maturities and withdrawals from universal life and investment-type contracts in excess of increases in deposits. The decrease in 2000 as compared to 1999 is the result of no financing activities in 2000, after the Company received a capital contribution in 1999 and repaid its short-term notes payable. Increases in deposits to universal life and investment-type contracts in 2000 as compared to 1999 approximately offset the increase in withdrawals and maturities.

      A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The following table summarizes our annuity policy reserves and deposit fund liabilities for the contractholder's ability to withdraw funds for the indicated periods:

                                                                               As of December 31,
                                                             --------------------------------------------------------
                                                                       2001                         2000
                                                             --------------------------------------------------------
                                                                Amount          %           Amount           %
                                                             --------------------------------------------------------
                                                             (in millions)              (in millions)
Subject to discretionary withdrawal at contract value less
surrender charge.....................................              $45.4        75.0%         $54.7         75.1%
Not subject to discretionary withdrawal provisions...                7.6        12.6            7.1          9.8
Subject to discretionary withdrawal adjustment:
   At contract value.................................                7.5        12.4           11.0         15.1
                                                             --------------------------------------------------------
Total annuity reserves and deposit funds liability...              $60.5       100.0%         $72.8        100.0%
                                                             ========================================================

      Individual life insurance policies are less susceptible to withdrawal than are individual annuity contract because policyholders in later policy years may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. As indicated in the table above, there is a substantial percentage of annuity reserves and deposit fund liabilities that are subject to discretionary withdrawal at the contract value less a surrender charge. Of the remaining percentage, a little over half are not subject to withdrawal. In addition, none of these obligations can be accelerated based on any change in the Company's credit rating.

      Individual life insurance policies (other than term life insurance) increase in cash value over their lives. Policyholders have the right to borrow from us an amount generally up to the cash value of their policy at any time. As of December 31, 2001, we had approximately $7.1 billion in cash values in which policyholders have rights to policy loans. The majority of cash values eligible for policy loans are at variable interest rates which are reset annually on the policy anniversary. Moreover, a portion of our fixed interest rate policy loans have features that provide for reduced crediting rates on the portion of cash values loaned. Policy loans were $352.0 million and $334.2 million at December 31, 2001 and 2000, respectively.

      The Company reviewed its financial information about contractual obligations and commercial commitments by due date and expiration date as of December 31, 2001. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment. Other commercial commitments are those commitments entered into by the Company with known expiration dates. The Company identified investment purchase commitments of $55.8 million due in less than one year as its primary contractual obligation. No other contractual obligation or commercial commitment was identified by the Company.

      The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of our insurance subsidiary as of December 31, 2001, were above the ranges that would require regulatory action.

      We maintain reinsurance programs designed to protect against large or unusual losses. Based on our review of our reinsurers' financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

financially sound, and, therefore, that we have no significant exposure to uncollectable reinsurance in excess of uncollectable amounts already recognized in our audited consolidated financial statements. The Company has also entered into reinsurance agreements which transfers risks and profits to John Hancock Life Insurance Company, the parent. The reinsurance agreements provide reinsurance expense allowances to reimburse the Company for the related expenses. The agreements cover variable annuity, variable life insurance and term life insurance contracts issued by the Company.

      Based on current trends, the Company expects to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. In addition, the Company has a line of credit with John Hancock Capital Corporation, a subsidiary of John Hancock Life Insurance Company, totaling $250 million. John Hancock Capital Corporation will commit, when requested, to loan funds at prevailing interest rates as agreed to from time to time between John Hancock Capital Corporation and the Company.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Capital Markets Risk Management

      The Company maintains a disciplined, comprehensive approach to managing capital market risks inherent in its business operations. To mitigate these risks, and effectively support Company objectives, investment operations are organized and staffed to focus investment management expertise on specific classes of investments, with particular emphasis placed on private placement markets. In addition, a dedicated unit of asset/liability risk management (ALM) professionals centralizes the implementation of its interest rate risk management program. As an integral component of its ALM program, derivative instruments are used in accordance with risk reduction techniques established through Company policy and with formal approval granted from the New York Insurance Department. The Company's use of derivative instruments is monitored on a regular basis by the Parent's Investment Compliance Department and reviewed quarterly with senior management and the Committee of Finance of the Parent, (the Parent Company's Committee of Finance).

      The Company's principal capital market exposures are credit and interest rate risk, which includes the impact of inflation, although we have certain exposures to changes in equity prices and foreign currency exchange rates. Credit risk pertains to the uncertainty associated with the ability of an obligor or counterparty to continue to make timely and complete payments of contractual principal and interest. Interest rate risk pertains to the change in fair value that occurs within fixed maturity securities or liabilities as market interest rates move. Equity and foreign currency risk pertain to price fluctuations, associated with the Company's ownership of equity investments or non-US dollar denominated investments and liabilities, driven by dynamic market environments.

Credit Risk

      The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below investment grade holdings. We also diversify our fixed maturity securities with respect to investment quality and credit concentration. Concentrations are monitored with respect to issuer, industry, geographic location, and loan property-type. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In certain limited circumstances the Company may use the credit derivatives market to exchange credit risk for fixed rate payments if it believes this approach is more efficient than entering into a cash-based security transaction. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the (1) levels assumed in product pricing, (2) ACLI loss experience and (3) rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to these external benchmarks and consistent with priced-for-levels.

      The Company evaluates fixed income securities on a case by case basis for issues of collectibility. The bond analysts operate in an industry-based, team-oriented structure that facilitates the evaluation of the Company's entire fixed income holdings quarterly and formal presentations to management twice annually. In addition, trading levels of publicly traded securities and other market factors and industry trends are followed and their impact on individual credits are assessed as they occur. Indenture covenants which provide the Company additional protection in the

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

event of credit deterioration are also monitored continuously. When as a result of any of these analyses, management believes that the collectibility of any amounts owed is other than temporarily impaired, the underlying asset is written down to fair value.

      As of December 31, 2001, the Company's fixed maturity portfolio was comprised of 87.7% investment grade securities and 12.3% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in anticipation of earning higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel. For additional information regarding the credit quality of the Company's portfolio, see Note 3 to our consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

Interest Rate Risk

      The Company maintains a tightly controlled approach to managing its potential interest rate risk. Interest rate risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets to support the issuance of our various interest-sensitive liabilities .

      We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this approach involves a duration mismatch tolerance of less than +/- ..05 years, with other techniques used for limiting exposure to non-parallel risk. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, should interest rates increase by 100 basis points, the fair value of an asset with a 5-year duration is expected to decrease in value by approximately 5.0%. For non-guaranteed rate products we apply scenario-modeling techniques to develop investment policies with what we believe to be the optimal risk/return tradeoff given our risk constraints. Each scenario is based on near term reasonably possible hypothetical changes in interest rates that illustrate the potential impact of such events.

      We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting duration-managed liabilities was approximately $1,226.1 million.

      The risk management method for non-guaranteed rate products, such as whole life insurance is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $1,587.2 million.

Derivative Instruments

      The Company uses a variety of derivative financial instruments, including swaps, caps, floors, and exchange traded futures contracts, in accordance with Company investment policy. Permissible derivative applications include the reduction of economic risk (i.e., hedging) related to changes in yields, prices, cash flows, and currency exchange rates. In addition, certain limited applications of "income generation" are allowed. Examples of this type of use include the purchase of call options to offset the sale of embedded options in Company liability issuance or the purchase of swaptions to offset the purchase of embedded put options in certain investments. The Company does not make a market or trade derivatives for speculative purposes.

      As of January 1, 2001, Financial Accounting Standard No. 133 ("Accounting for Derivative Instruments and Hedging Activities") became effective for all companies reporting under accounting principles generally accepted in the United States (GAAP). Briefly stated, SFAS No. 133 requires that all derivative instruments must be recorded as either assets or liabilities on the Company's balance sheet, with quarterly recognition thereafter of changes in derivative fair values through its income statement. The income effect of derivatives that meet all requirements of a

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

"qualified hedge" under SFAS No. 133 guidance may be offset, in part or in its entirety, by recognition of changes in fair value on specifically identified underlying hedged-items. These hedged-items must be identified at the inception of the hedge and may consist of assets, liabilities, firm commitments or forecasted transactions. Depending upon the designated form of the hedge (i.e., fair value or cash flow), changes in fair value must either be recorded immediately through income or through shareholders' equity ("Other Comprehensive Income) for subsequent amortization into income.

      In preparing for the implementation of SFAS No. 133, the Company invested significant time and resources to achieve two primary objectives. First, preserving the ability to hedge economic risks inherent in its business operations, with assurance that such hedges were structured in a SFAS No. 133 compliant fashion. Second, the reduction of income volatility arising from "ineffective" or less than perfect hedges, whereby income from hedged-item fair value recognition only partially offsets income from derivatives fair value recognition. In the course of achieving these objectives the Company undertook an extensive examination of its derivatives hedging program. The examination identified one area where the Company's risk management applications required adjustment to accommodate the mandates of SFAS No. 133. Each of these hedging applications was modified so as to retain its economic effectiveness and achieve compliance with SFAS No. 133. In addition, the examination proved beneficial in several other ways, including the implementation and customization of a vendor derivatives valuation and accounting software, improved front and back office derivatives capabilities, refinement of responsibilities to ensure appropriate separation of duties, and enhanced derivatives compliance procedures.

      The Parent's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Parent Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Parent's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions hedging interest rate risk as of December 31, 2001. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These fair value exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                            As of December 31, 2001
                                 -------------------------------------------------------------------------------
                                                                                   Fair Value
                                                                  ----------------------------------------------
                                                  Weighted-
                                   Notional      Average Term       -100 Basis       As of        +100 Basis
                                    Amount         (Years)         Point Change     12/31/01     Point Change
                                 ------------- -----------------  ---------------- ----------- -----------------
                                                (in millions, except for Weighted-Average Term)
Interest rate swaps............  $ 1,341.8            3.9             $ (24.0)      $ (4.2)        $ 14.0
Futures contracts (1) .........       33.8            8.1                (1.4)        (0.2)           1.0
Interest rate floors...........      239.4            5.8                 1.8          3.5            6.4
Interest rate caps.............      361.4            8.4                 1.9          1.2            0.2
                                 -------------                    ----------------------------------------------
     Totals....................  $ 1,976.4            5.0             $ (21.7)      $  0.3         $ 21.6
                                 =============                    ==============================================

(1)   Represents the notional value on open contracts as of December 31, 2001.

(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

      Our non-exchange-traded derivatives are exposed to the possibility of loss from a counterparty failing to perform its obligations under terms of the derivative contract. We believe the risk of incurring losses due to nonperformance by our counterparties is remote. To manage this risk, Company procedures include the (a) on-going evaluation of each counterparty's credit ratings, (b) the application of credit limits and monitoring procedures based on an internally developed, scenario-based risk assessment system, (c) quarterly reporting of each counterparty's "potential exposure", (d) master netting agreements, and (e) the use of collateral agreements. Futures contracts trade on organized exchanges and have effectively no credit risk.

As of December 31, 2001, the Company had no outstanding fixed income obligations.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Equity Risk

      Equity risk is the possibility that we will incur economic losses due to adverse changes in a particular common stock or warrant. In order to reduce our exposure to market fluctuations on some of our common stock portfolio, we use equity collar agreements. These equity collar agreements limit the market value fluctuations on their underlying equity securities. Our equity collars are comprised of an equal number of purchased put options and written call options, each with strike rates equidistant from the stock price at the time the contract is established. As of December 31, 2001, the fair value of our equity securities portfolio was approximately $13.1 million. The fair value of our equity collar agreements as of December 31, 2001 was $0.8 million. A hypothetical 15% decline in the December 31, 2001 value of the equity securities hedged with equity collar agreements would result in an unrealized loss of approximately $(0.2) million. The selection of a 15% immediate change in the value of equity securities should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. The fair value of any unhedged common stock holdings will rise or fall with equity market and company-specific trends.

Foreign Currency Risk

      Foreign currency risk is the possibility that we will incur economic losses due to adverse changes in foreign currency exchange rates. We also own fixed maturity securities that are denominated in foreign currencies. We use derivatives to hedge the foreign currency risk of these securities (both interest and principal payments). At December 31, 2001, the fair value of our foreign currency denominated fixed maturity securities was approximately $25.6 million. The fair value of our currency swap agreements at December 31, 2001 supporting foreign denominated bonds was $0.1 million.

      We estimate that as of December 31, 2001, a 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our foreign currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to the Canadian dollar.

      The modeling technique we use to calculate our exposure does not take into account correlation among foreign currency exchange rates or correlation among various markets. Our actual experience may differ from the results noted above due to the correlation assumptions utilized or if events occur that were not included in the methodology, such as significant illiquidity or other market events.

Effects of Inflation

      The Company does not believe that inflation has had a material effect on the results of its operations except insofar as inflation may affect interest rates.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Item 8.  Financial Statements and Supplementary Data.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
John Hancock Variable Life Insurance Company

We have audited the accompanying consolidated balance sheets of John Hancock Variable Life Insurance Company as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholder's equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Hancock Variable Life Insurance Company at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivatives.

                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 21, 2002

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                             December 31

                                                         2001           2000
                                                      -------------------------
                                                            (in millions)
Assets

Investments - Notes 3 and 4
Fixed maturities:
     Held-to-maturity - at amortized cost
        (fair value: 2001 - $82.1; 2000 - $686.8)     $    83.7      $   715.4
     Available-for-sale--at fair value
        (cost: 2001 - $2,391.9; 2000 - $1,018.8)        2,412.5        1,011.8
Equity securities:
     Available-for-sale--at fair value
        (cost: 2001 - $12.1; 2000 - $7.1) .......          13.1            8.1
Mortgage loans on real estate ...................         580.9          554.8
Real estate .....................................          20.6           23.9
Policy loans ....................................         352.0          334.2
Short-term investments ..........................            --           21.7
Other invested assets ...........................          39.6           34.8
                                                      ------------------------

     Total Investments ..........................       3,502.4        2,704.7

Cash and cash equivalents .......................         115.4          277.3
Accrued investment income .......................          60.8           52.1
Premiums and accounts receivable ................          12.5            7.0
Deferred policy acquisition costs ...............       1,060.8          994.1
Reinsurance recoverable - Note 6 ................         110.4           48.4
Other assets ....................................         121.8           28.2
Separate accounts assets ........................       6,729.1        8,082.9
                                                      ------------------------

     Total Assets ...............................     $11,713.2      $12,194.7
                                                      ========================

The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                                  December 31

                                                                              2001          2000
                                                                         -----------------------------
                                                                                 (in millions)

Liabilities and Shareholder's Equity

Liabilities
Future policy benefits...............................................        $ 3,335.4     $ 2,754.2
Policyholders' funds.................................................              3.0          14.2
Unearned revenue.....................................................            221.0         212.0
Unpaid claims and claim expense reserves.............................             25.0          11.1
Dividends payable to policyholders...................................              0.3           0.1
Income taxes - Note 5................................................            191.1          64.2
Other liabilities....................................................            242.7         250.4
Separate accounts liabilities........................................          6,729.1       8,082.9
                                                                         -----------------------------

     Total Liabilities...............................................         10,747.6      11,389.1

Shareholder's Equity - Note 8
Common stock, $50 par value; 50,000 shares authorized;
     50,000 shares issued and outstanding............................              2.5           2.5
Additional paid in capital...........................................            572.4         572.4
Retained earnings....................................................            377.8         232.9
Accumulated other comprehensive loss.................................             12.9          (2.2)
                                                                         -----------------------------

     Total Shareholder's Equity......................................            965.6         805.6
                                                                         -----------------------------

     Total Liabilities and Shareholder's Equity......................        $11,713.2     $12,194.7
                                                                         =============================

The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             Year Ended December 31
                                                                        2001          2000         1999
                                                                    ----------------------------------------
                                                                                 (in millions)
Revenues
Premiums ........................................................      $ 60.1        $ 28.6       $  8.9
Universal life and investment-type product charges ..............       365.4         337.1        341.5
Net investment income - Note 3 ..................................       227.0         213.4        174.6
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs of $(1.5),
    $(3.8) and $(0.5), respectively - Notes 1, 3, and 9 .........        (9.0)        (10.6)        (4.8)
Other revenues ..................................................        24.0           0.2          0.2
                                                                    ----------------------------------------
Total revenues ..................................................       667.5         568.7        520.4

Benefits and expenses

Benefits to policyholders .......................................       294.1         248.6        260.5
Other operating costs and expenses ..............................        76.2         116.8        117.5
Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other
    gains (losses) of $(1.5), $(3.8) and $(0.5), respectively
     - Notes 1, 3 and 9 .........................................        67.1          34.0         13.1
Dividends to policyholders ......................................        21.4          26.1         25.7
                                                                    ----------------------------------------

Total benefits and expenses .....................................       458.8         425.5        416.8
                                                                    ----------------------------------------

Income before income taxes and cumulative effect of
    accounting change ...........................................       208.7         143.2        103.6

Income taxes - Note 5 ...........................................        62.2          43.8         35.2
                                                                    ----------------------------------------

Income before cumulative effect of accounting change ............       146.5          99.4         68.4

Cumulative effect of accounting change, net of tax ..............        (1.6)           --           --
                                                                    ----------------------------------------

Net income ......................................................      $144.9        $ 99.4       $ 68.4
                                                                    ========================================

The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                            AND COMPREHENSIVE INCOME

                                                                          Accumulated
                                                                             Other           Total        Outstanding
                                    Common     Additional      Retained   Comprehensive   Shareholder's      Shares
                                    Stock    Paid In Capital   Earnings      Income          Equity      (in thousands)
                                   --------------------------------------------------------------------------------------
                                                                   (in millions)
Balance at January 1, 1999.......    $2.5        $377.5         $ 65.1        $12.3          $457.4           50.0

Comprehensive income:
Net income.......................                                 68.4                         68.4
Other comprehensive income,
     net of tax:
     Net unrealized losses.......                                             (25.7)          (25.7)
                                                                                         ---------------
Comprehensive income.............                                                              42.7

Capital contribution.............                 194.9                                       194.9

                                 --------------------------------------------------------------------------------------
Balance at December 31, 1999.....    $2.5        $572.4         $133.5       ($13.4)         $695.0          50.0

Comprehensive income:
Net income.......................                                 99.4                         99.4
Other comprehensive income,
     net of tax:
     Net unrealized gains........                                              11.2            11.2
                                                                                         ---------------
Comprehensive income.............                                                             110.6

                                 --------------------------------------------------------------------------------------
Balance at December 31, 2000.....    $2.5        $572.4         $232.9        ($2.2)         $805.6          50.0

Comprehensive income:
     Net income..................                                144.9                        144.9
Other comprehensive income,
     net of tax:
     Net unrealized gains........                                               7.9             7.9
                                                                                         ---------------
Comprehensive income.............                                                             152.8

Change in accounting principle...                                               7.2             7.2

                                 --------------------------------------------------------------------------------------
Balance at December 31, 2001.....    $2.5        $572.4         $377.8        $12.9          $965.6          50.0
                                 ======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31
                                                                     2001             2000              1999
                                                              ------------------------------------------------------
                                                                                  (in millions)
Cash flows from operating activities:
   Net income.................................................     $  144.9           $  99.4          $  68.4
     Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
               Amortization of discount - fixed maturities....         (0.4)             (1.9)             1.2
               Realized investment losses, net................          9.0              10.6              4.8
               Change in deferred policy acquisition costs....        (74.1)           (141.5)          (126.5)
               Depreciation and amortization .................          0.3               1.9              0.6
               Increase in accrued investment income..........         (8.6)            (10.2)            (3.5)
               Decrease (increase) in premiums and accounts
                   receivable.................................         (5.5)              0.3             (2.4)
               (Increase) decrease in other assets and other
                   liabilities, net...........................       (159.2)             70.7            (58.2)
               Increase (decrease) in policy liabilities and
                   accruals, net..............................        289.1            (401.1)          (377.6)
               Increase in income taxes ......................        118.7              22.5             33.8
                                                              ------------------------------------------------------

               Net cash provided (used) by operating
                   activities.................................        314.2            (349.3)          (459.4)

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale......................        184.6             194.6            204.3
     Equity securities available-for-sale.....................          6.0               1.0              0.6
     Real estate..............................................          3.3               0.2             17.9
     Short-term investments and other invested assets.........           --               1.3              1.5
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity........................          4.5              79.9             75.8
     Fixed maturities available-for-sale......................        180.4              91.5             53.6
     Short-term investments and other invested assets.........         46.5              10.1               --
     Mortgage loans on real estate............................         66.4              85.6             35.8
   Purchases of:
     Fixed maturities held-to-maturity........................         (5.1)           (127.2)           (98.8)
     Fixed maturities available-for-sale......................     (1,112.3)           (424.7)          (250.9)
     Equity securities available-for-sale.....................         (6.1)             (0.6)            (4.0)
     Real estate..............................................         (0.6)             (0.4)            (2.2)
     Short-term investments and other invested assets.........        (39.6)            (38.8)           (14.6)
     Mortgage loans on real estate issued.....................        (85.0)           (100.5)           (90.3)
     Other, net...............................................        (25.6)            (41.5)           (30.6)
                                                              ------------------------------------------------------

         Net cash used in investing activities................       (782.6)           (269.5)          (101.9)

The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                             Year Ended December 31
                                                                     2001             2000              1999
                                                              ------------------------------------------------------
                                                                                  (in millions)
Cash flows from financing activities:
     Capital contribution from parent company.................           --                --         $  194.9
     Universal life and investment-type contract deposits.....     $1,220.7          $1,067.2          1,026.3
     Universal life and investment-type contract maturities
         and withdrawals .....................................       (914.2)           (430.7)          (380.7)
     Repayment of  long term debt.............................           --                --            (61.9)
                                                              ------------------------------------------------------

     Net cash provided by financing activities................        306.5             636.5            778.6
                                                              ------------------------------------------------------

     Net (decrease) increase in cash and cash equivalents.....       (161.9)             17.7            217.3

Cash and cash equivalents at beginning of year................        277.3             259.6             42.3
                                                              ------------------------------------------------------

Cash and cash equivalents at end of year......................     $  115.4          $  277.3         $  259.6
                                                              ======================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Business

John Hancock Variable Life Insurance Company (the Company) is a wholly-owned subsidiary of John Hancock Life Insurance Company (John Hancock or the Parent). The Company, domiciled in the Commonwealth of Massachusetts, issues variable and universal life insurance policies, individual whole and term life policies and fixed and variable annuity contracts. Those policies primarily are marketed through John Hancock's sales organization, which includes a career agency system composed of Company-supported independent general agencies and a direct brokerage system that markets directly to external independent brokers. Policies are also sold through various unaffiliated securities broker-dealers and certain other financial institutions. Currently, the Company writes business in all states except New York.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Investors Partner Life Insurance Company (IPL). All significant intercompany transactions and balances have been eliminated.

Partnerships, joint venture interests and other equity investments in which the Company does not have a controlling interest, but has significant influence, are recorded using the equity method of accounting and included in other invested assets.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Reorganization and Initial Public Offering

Pursuant to a Plan of Reorganization approved by the policyholders and the Commonwealth of Massachusetts Division of Insurance, effective February 1, 2000, John Hancock converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock changed its name to John Hancock Life Insurance Company. In addition, on February 1, 2000, John Hancock Financial Services, Inc. completed its initial public offering and 102.0 million shares of common stock were issued at an initial public offering price of $17 per share.

Investments

The Company classifies its debt and equity investment securities into one of three categories: held-to-maturity, available-for-sale or trading. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Fixed maturity investments include bonds, mortgage-backed securities, and redeemable preferred stock and are classified as held-to-maturity or available-for-sale. Those bonds and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Fixed maturity investments not classified as held-to-maturity are classified as available-for-sale and are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in shareholder's equity, net of related amortization of deferred policy acquisition costs and applicable taxes. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. The amortized cost of fixed maturity investments is adjusted for impairments in value deemed to be other than temporary, and such adjustments are reported as a component of net realized investment and other gains (losses).

For the mortgage-backed bond portion of the fixed maturity investment portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date plus anticipated future payments, and any resulting adjustment is included in net investment income.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - (Continued)

Equity securities include common stock and non-redeemable preferred stock. Equity securities that have readily determinable fair values are carried at fair value. For equity securities which the Company has classified as available-for-sale, unrealized gains and losses are reflected in shareholder's equity, as described above for fixed maturity securities. Impairments in value deemed to be other than temporary are reported as a component of net realized investment and other gains (losses).

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premium or discount, less allowance for probable losses. When it is probable that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the mortgage loan agreement, the loan is deemed to be impaired and a valuation allowance for probable losses is established. The valuation allowance is based on the present value of the expected future cash flows, discounted at the loan's original effective interest rate or on the collateral value of the loan if the loan is collateral dependent. Any change to the valuation allowance for mortgage loans on real estate is reported as a component of net realized investment and other gains (losses). Interest received on impaired mortgage loans on real estate is included in interest income in the period received. If foreclosure becomes probable, the measurement method used is collateral value. Foreclosed real estate is then recorded at the collateral's fair value at the date of foreclosure, which establishes a new cost basis.

Investment real estate, which the Company has the intent to hold for the production of income, is carried at depreciated cost, using the straight-line method of depreciation, less adjustments for impairments in value. In those cases where it is determined that the carrying amount of investment real estate is not recoverable, an impairment loss is recognized based on the difference between the depreciated cost and fair value of the asset. The Company reports impairment losses as part of net realized investment and other gains (losses).

Real estate to be disposed of is carried at the lower of cost or fair value less costs to sell. Any changes to the valuation allowance for real estate to be disposed of is reported as a component of net realized investment and other gains (losses). The Company does not depreciate real estate to be disposed of.

Policy loans are carried at unpaid principal balances, which approximate fair value.

Short-term investments are carried at amortized cost, which approximates fair value.

Net realized investment and other gains (losses), other than those related to separate accounts for which the Company does not bear the investment risk, are determined on the basis of specific identification and are reported net of related amortization of deferred policy acquisition costs.

Derivative Financial Instruments

The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration of assets and liabilities. All derivatives instruments are carried on the consolidated balance sheets at fair value.

In certain cases, the Company uses hedge accounting as allowed by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," by designating derivative instruments as either fair value hedges or cash flow hedges. For derivative instruments that are designated and qualify as fair value hedges, the change in fair value of the derivative instrument as well as the offsetting change in fair value of the hedged item are recorded in net realized investment and other gains (losses). Basis adjustments are amortized into income through net realized investment and other gains (losses). For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. Hedge effectiveness is assessed quarterly by a variety of techniques including regression analysis and cumulative dollar offset. In certain cases, there is no hedge ineffectiveness because the derivative instrument was constructed such that all the terms of the derivative exactly match the hedged risk in the hedged item. If a hedge becomes ineffective, the hedge accounting described above ceases.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - (Continued)

In cases where the Company receives or pays a premium as consideration for entering into a derivative instrument (i.e., interest rate caps and floors, swaptions, and equity collars), the premium is amortized into investment income over the useful life of the derivative instrument. The fair value of such premiums (i.e., the inherent ineffectiveness of the derivative) is excluded from the assessment of hedge effectiveness and is included in net realized investment and other gains (losses). Changes in fair value of derivatives that are not hedges are included in net realized investment and other gains (losses).

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid debt investments with a maturity of three months or less when purchased.

Deferred Policy Acquisition Costs

Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. For participating traditional life insurance policies, such costs are being amortized over the life of the contracts at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the contracts. Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance contracts and investment-type products, such costs are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges and investment results, and mortality and expense margins. The effects on the amortization of deferred policy acquisition costs of revisions to estimated gross margins and profits are reflected in earnings in the period such estimated gross margins and profits are revised. For non-participating term life insurance products, such costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Amortization of deferred policy acquisition costs was $68.6 million, $37.8 million and $13.6 million in 2001, 2000 and 1999, respectively.

Amortization of deferred policy acquisition costs is allocated to: (1) net realized investment and other gains (losses) for those products in which such gains (losses) have a direct impact on the amortization of deferred policy acquisition costs; (2) unrealized investment gains and losses, net of tax, to provide for the effect on the deferred policy acquisition cost asset that would result from the realization of unrealized gains and losses on assets backing participating traditional life insurance and universal life and investment-type contracts; and (3) a separate component of benefits and expenses to reflect amortization related to the gross margins or profits, excluding realized gains and losses, relating to policies and contracts in force.

Net realized investment and other gains (losses) related to certain products have a direct impact on the amortization of deferred policy acquisition costs as such gains and losses affect the amount and timing of profit emergence. Accordingly, to the extent that such amortization results from net realized investment and other gains and (losses), management believes that presenting realized investment gains and losses net of related amortization of deferred policy acquisition costs provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

Reinsurance

The Company utilizes reinsurance agreements to provide for greater diversification of business, allowing management to control exposure to potential losses arising from large risks and provide additional capacity for growth.

Assets and liabilities related to reinsurance ceded contracts are reported on a gross basis. The accompanying statements of income reflect premiums, benefits and settlement expenses net of reinsurance ceded. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company remains liable to its policyholders to the extent that counterparties to reinsurance ceded contracts do not meet their contractual obligations.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - (Continued)

Separate Accounts

Separate account assets and liabilities reported in the accompanying consolidated balance sheets represent funds that are administered and invested by the Company to meet specific investment objectives of the contractholders. Net investment income and net realized investment and other gains (losses) generally accrue directly to such contractholders who bear the investment risk, subject in some cases to minimum guaranteed rates. The assets of each separate account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate account assets are reported at fair value. Deposits, net investment income and net realized investment and other gains (losses) of separate accounts are not included in the revenues of the Company. Fees charged to contractholders, principally mortality, policy administration and surrender charges, are included in universal life and investment-type product charges.

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

For non-participating traditional life insurance policies, future policy benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency, interest and expenses established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest and expense assumptions, include a margin for adverse deviation. Benefit liabilities for annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 7.5% to 8.0% for life insurance liabilities, and from 3.5% to 10.3% for individual annuity liabilities.

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

Participating Insurance

Participating business represents approximately 7.6% and 16.3% of the Company's life insurance in-force at December 31, 2001 and 2000, respectively.

The amount of policyholders' dividends to be paid is approved annually by the Company's Board of Directors. The determination of the amount of policyholder dividends is complex and varies by policy type. In general, the aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity, persistency and expense experience for the year and is also based on management's judgment as to the appropriate level of statutory surplus to be retained by the Company.

Revenue Recognition

Premiums from participating and non-participating traditional life insurance and annuity policies with life contingencies are recognized as income when due.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - (Continued)

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

Cumulative Effect of Accounting Changes

On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $1.6 million (net of tax of $0.4 million) as of January 1, 2001. In addition, as of January 1, 2001, a $7.2 million (net of tax of $3.9 million) cumulative effect of accounting change was recorded in other comprehensive income including (1) the transition adjustment in the adoption of SFAS 133, as amended, an increase of $0.8 million (net of tax of $0.4 million), and (2) the reclassification of $603.1 million in securities from the held-to-maturity category to the available-for-sale category, an increase of $6.4 million (net of tax of $3.4 million).

Recent Accounting Pronouncements

In September 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Issue 01-10 presents guidance relative to accounting for and financial reporting of the events of September 11, 2001 (the Events), including both how and when to measure, record and report losses and any resulting liabilities which are directly attributable to the Events. Based on a comprehensive review of the Company's operations, the Company believes that the Events had no material financial impact on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill, and prohibits the amortization of goodwill relating to acquisitions completed after July 1, 2001. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. SFAS No. 142 will be effective January 1, 2002. The Company has no goodwill, or other purchased intangibles subject to SFAS No. 142 and, therefore, the Company does not expect the impact of SFAS No. 142 to have any impact on its results of operations or financial position.

In January, 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Issue 99-20 requires investors in certain asset-backed securities to record changes in their

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - (Continued)

estimated yield on a prospective basis and specifies evaluation methods with which to evaluate these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material financial impact on the Company's results of operations or financial position.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides new accounting and reporting standards which are based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, the Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. In June 2000, the SEC issued a second amendment, SAB 101B, which deferred the effective date of SAB 101 to no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's results of operations or financial position.

Codification

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company and its domestic life insurance subsidiary uses to prepare their statutory-basis financial statements. The states of domicile of the Company and its domestic life insurance subsidiary have adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification is reported as an adjustment to surplus in the statutory-basis financial statements as of January 1, 2001. The implementation of Codification increased the Company's statutory-basis capital and surplus and, the Company remains in compliance with all regulatory and contractual obligations.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Related Party Transactions

      John Hancock provides the Company with personnel, property, and facilities in carrying out certain of its corporate functions. John Hancock annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in deferred acquisition costs on the Company's balance sheets, net investment income and other operating costs and expenses within the Company's income statements. John Hancock charged the Company a service fee of $159.9 million, $170.6 million and $199.3 million for the year ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, respectively, the Company owed John Hancock $17.9 million and $56.9 million related to these services, which is included in other liabilities. John Hancock has guaranteed that, if necessary, it will make additional capital contributions to prevent the Company's shareholder's equity from declining below $1.0 million.

      In 2001 the Company sold $200 million of corporate owned life insurance
(COLI) to it Parent to provide insurance coverage on key management employees of the Parent. The death benefit on this COLI product would cover the cost of replacing these employees, including recruiting, training, and development.

      The Company has a modified coinsurance agreement with John Hancock to reinsure 50% of 1994 through 2001 issues of flexible premium variable life insurance and scheduled premium variable life insurance policies. In connection with this agreement, John Hancock transferred to the Company $11.8 million, $24.2 million, and $44.5 million of cash for tax, commission, and expense allowances. This agreement decreased the Company's net gain from operations by $1.7 million and $0.9 million in 2001 and 2000, respectively, and increased the Company's net gain from operations by $20.6 million in 1999.

      The Company has a modified coinsurance agreement with John Hancock to reinsure 50% of the Company's 1995 in-force block and 50% of 1996 and all future issue years of certain retail annuity contracts. In connection with this agreement, the Company is holding a deposit liability of $107.5 million and $102.2 million as of December 31, 2001 and 2000, respectively. This agreement had no impact on the Company's net gain from operations.

      Effective January 1, 1997, the Company entered into a stop-loss agreement with John Hancock to reinsure mortality claims in excess of 100% of expected mortality claims for all policies that are not reinsured under any other indemnity agreement. In connection with the agreement, John Hancock received $0.4 million, $1.0 million, and $0.8 million from the Company in 2001, 2000 and 1999, respectively. This agreement decreased the Company's net gain from operations by $0.8 million, $1.1 million, and $0.5 million in 2001, 2000, and 1999, respectively.

      At December 31, 2001, the Company had a $250.0 million line of credit with an affiliate, John Hancock Financial Services, Inc. At December 31, 2000, the Company had a $250.0 million line of credit with affiliate, John Hancock Capital Corp. At December 31, 2001 and 2000, the Company had no outstanding borrowings under this agreement.

      John Hancock allocates a portion of the expenses related to its employee welfare plans to the Company. The amounts allocated to the Company were credits of $10.4 million, $16.0 million and $17.5 million in 2001, 2000 and 1999, respectively. The pension plan prepaid expense allocated to the Company amounted to $64.3 million and $55.6 million in 2001 and 2000, respectively. Since 1988, the Massachusetts Division of Insurance has provided the Company with approval to recognize the pension plan prepaid expense, if any, in accordance with the requirements of SFAS No. 87, "Employers' Accounting for Pensions."

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments

     The following information summarizes the components of net investment income and net realized investment and other gains (losses), net:

                                                                             Year Ended December 31,
                                                                     2001              2000             1999
                                                              ------------------------------------------------------
                                                                                  (in millions)
Net Investment Income
     Fixed maturities.........................................   $  160.1           $ 138.5          $ 127.1
     Equity securities........................................        0.3               0.2               --
     Mortgage loans on real estate............................       42.3              44.3             39.7
     Real estate..............................................        2.3               4.1              3.6
     Policy loans.............................................       21.1              17.1             13.7
     Short-term investments...................................        6.3              19.4              4.5
     Other....................................................        3.3               1.1             (2.0)
                                                              ------------------------------------------------------
     Gross investment income..................................      235.7             224.7            186.6
         Less investment expenses.............................        8.7              11.3             12.0
                                                              ------------------------------------------------------

              Net investment income...........................    $ 227.0           $ 213.4          $ 174.6
                                                              ======================================================

Net Realized Investment and other Gains (Losses), Net of
    Related Amortization of Deferred Policy Acquisition
    Costs

     Fixed maturities.........................................   $  (25.1)          $ (16.0)         $  (5.9)
     Equity securities........................................        3.8               0.8               --
     Mortgage loans on real estate and real estate............       (1.2)             (2.3)             0.9
     Derivatives and other invested assets....................       12.0               3.1             (0.3)
     Amortization adjustment for deferred policy acquisition
       costs..................................................        1.5               3.8              0.5
                                                              ------------------------------------------------------

     Net realized investment and other losses, net of
        related amortization of deferred policy acquisition
        costs.................................................   $   (9.0)         $  (10.6)         $  (4.8)
                                                              ======================================================

      Gross gains of $6.5 million, $1.5 million, and $0.5 million and gross losses of $3.3 million, $6.0 million, and $5.3 million in 2001, 2000 and 1999, respectively, were realized on the sale of available-for-sale securities.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments - (Continued)

      The Company's investments in held-to-maturity securities and available-for-sale securities are summarized below:

                                                               Gross           Gross
                                              Amortized      Unrealized      Unrealized        Fair
                                                Cost           Gains           Losses          Value
                                           ----------------------------------------------------------------
                                                                    (in millions)
December 31, 2001
Held-to-Maturity:

Corporate securities....................      $   65.0          $  --           $ 0.8         $   64.2

Mortgage-backed securities..............          18.7            0.2             1.0             17.9
                                           ----------------------------------------------------------------

   Total................................      $   83.7          $ 0.2           $ 1.8         $   82.1
                                           ================================================================

Available-for-Sale:

Corporate securities....................      $1,867.5          $67.5           $44.2         $1,890.8

Mortgage-backed securities..............         296.7            6.3             4.7            298.3

Obligations of states and
  political subdivisions................           0.9             --              --              0.9

Debt securities issued by foreign
  governments...........................           7.2            0.5              --              7.7

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies.............         219.6            1.1             5.9            214.8
                                           ----------------------------------------------------------------

Total fixed maturities..................       2,391.9           75.4            54.8          2,412.5

Equity securities.......................          12.1            1.5             0.5             13.1
                                           ----------------------------------------------------------------

   Total................................      $2,404.0          $76.9           $55.3         $2,425.6
                                           ================================================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments - (Continued)

                                                               Gross           Gross
                                              Amortized      Unrealized      Unrealized         Fair
                                                Cost           Gains           Losses          Value
                                           ----------------------------------------------------------------
                                                                    (in millions)
December 31, 2000
Held-to-Maturity:

Corporate securities....................      $  684.2          $23.4           $51.0        $  656.6

Mortgage-backed securities..............          29.3            0.2             1.2            28.3

Obligations of states and
  political subdivisions................           1.9             --              --             1.9
                                           ---------------------------------------------------------------

   Total................................      $  715.4          $23.6           $52.2        $  686.8
                                           ===============================================================

Available-for-Sale:

Corporate securities....................      $  751.6          $20.6           $27.8        $  744.4

Mortgage-backed securities..............         239.1            3.6             3.7           239.0

Obligations of states and
  political subdivisions................           0.9             --              --             0.9

Debt securities issued by foreign
  governments...........................          11.1            0.3             0.6            10.8

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies.............          16.1            0.7             0.1            16.7
                                           ---------------------------------------------------------------

Total fixed maturities..................       1,018.8           25.2            32.2         1,011.8

Equity securities.......................           7.1            2.8             1.8             8.1
                                           ---------------------------------------------------------------

   Total................................      $1,025.9          $28.0           $34.0        $1,019.9
                                           ===============================================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments - (Continued)

      The amortized cost and fair value of fixed maturities at December 31, 2001, by contractual maturity, are shown below:

                                                           Amortized                   Fair
                                                              Cost                     Value
                                                          ---------------------------------------
                                                                      (in millions)

Held-to-Maturity:
Due in one year or less..........................           $      --                $      --
Due after one year through five years............                 3.0                      3.0
Due after five years through ten years...........                 8.6                      8.6
Due after ten years..............................                53.4                     52.6
                                                          ---------------------------------------
                                                                 65.0                     64.2

Mortgage-backed securities.......................                18.7                     17.9
                                                          ---------------------------------------

Total............................................           $    83.7                $    82.1
                                                          =======================================

Available-for-Sale:
Due in one year or less..........................           $    97.5                $    99.5
Due after one year through five years............               772.0                    794.2
Due after five years through ten years...........               935.2                    929.4
Due after ten years..............................               290.5                    291.1
                                                          ---------------------------------------
                                                              2,095.2                  2,114.2

Mortgage-backed securities.......................               296.7                    298.3
                                                          ---------------------------------------

Total............................................           $ 2,391.9                $ 2,412.5
                                                          =======================================

Expected maturities may differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

      The Company participates in a securities lending program for the purpose of enhancing income on securities held. At December 31, 2001 and 2000, $300.0 million and $1.4 million, respectively, of the Company's bonds and stocks, at market value, were on loan to various brokers/dealers, but were fully collateralized by cash and U.S. government securities in an account held in trust for the Company. The market value of the loaned securities is monitored on a daily basis, and the Company obtains additional collateral when deemed appropriate.

      Mortgage loans on real estate are evaluated periodically as part of the Company's loan review procedures and are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses that exist at the balance sheet date. Management's periodic evaluation of the adequacy of the allowance for losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments - (Continued)

      Changes in the allowance for probable losses on mortgage loans on real estate and real estate to be disposed of are summarized below.

                                              Balance at                                           Balance at
                                              Beginning                                              End of
                                               of Year        Additions          Deductions           Year
                                           -----------------------------------------------------------------------
                                                                       (in millions)
Year ended December 31, 2001
   Mortgage loans on real estate........       $  5.0          $  1.7              $  1.2           $  5.5
   Real estate to be disposed of........          0.7             0.1                  --              0.8
                                           -----------------------------------------------------------------------

   Total                                       $  5.7          $  1.8              $  1.2           $  6.3
                                           =======================================================================

Year ended December 31, 2000
   Mortgage loans on real estate........       $  3.8          $  1.2              $   --           $  5.0
   Real estate to be disposed of........           --             0.7                  --              0.7
                                           -----------------------------------------------------------------------

   Total                                       $  3.8          $  1.9              $   --           $  5.7
                                           =======================================================================

Year ended December 31, 1999
   Mortgage loans on real estate........       $  3.7          $  0.4              $  0.3           $  3.8
   Real estate to be disposed of........          0.7              --                 0.7               --
                                           -----------------------------------------------------------------------

   Total                                       $  4.4          $  0.4              $  1.0           $  3.8
                                           =======================================================================

At December 31, 2001 and 2000 the total recorded investment in mortgage loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," along with the related provision for losses were as follows:

                                                                                    December 31
                                                                              2001              2000
                                                                         ----------------------------------
                                                                                   (in millions)
Impaired mortgage loans on real estate with provision for losses....            $ 2.4            $ 4.2
Provision for losses................................................             (1.2)            (1.2)
                                                                         ----------------------------------
Net impaired mortgage loans on real estate..........................            $ 1.2            $ 3.0
                                                                         ==================================

     The average investment in impaired loans and the interest income recognized on impaired loans were as follows:

                                                                          Year Ended December 31
                                                                   2001            2000           1999
                                                               ---------------------------------------------
                                                                              (in millions)
Average recorded investment in impaired loans...............       $ 3.3           $ 2.1          $  --
Interest income recognized on impaired loans................         0.5             0.3             --

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments - (Continued)

      There were no restructured commercial mortgage loans at December 31, 2001. Such loans aggregated $3.4 million as of December 31, 2000. The expected gross interest income that would have been recorded in 2000 had the loans been current in accordance with the original loan agreements was $0.34 million, and the actual interest income recorded was $0.27 million.

      At December 31, 2001, the mortgage portfolio was diversified by geographic region and specific collateral property type as displayed below:

                                  Carrying        Geographic                         Carrying
 Property Type                     Amount       Concentration                         Amount
 ---------------------------------------------------------------------------------------------------
                                (in millions)                                      (in millions)

 Apartments.................       $115.1       East North Central............       $  63.6
 Hotels.....................         24.8       East South Central............          25.8
 Industrial.................         72.1       Middle Atlantic...............          50.6
 Office buildings ..........        146.4       Mountain......................          35.5
 Retail.....................         35.5       New England...................          55.1
 Mixed Use..................          5.0       Pacific.......................         111.3
 Agricultural...............        168.9       South Atlantic................         152.9
 Other......................         18.6       West North Central............          20.6
                                                West South Central............          67.7
                                                Canada/Other..................           3.3
 Allowance for losses.......         (5.5)      Allowance for losses..........          (5.5)
                             -------------------                                --------------------

 Total......................       $580.9       Total.........................        $580.9
                             ===================                                ====================

      Bonds with amortized cost of $24.7 million were non-income producing for year ended December 31, 2001.

      Depreciation expense on investment real estate was $0.3 million in 2001 and $0.6 million in 2000 and 1999. Accumulated depreciation was $2.8 million, and $2.5 million at December 31, 2001, and 2000, respectively.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Derivatives and Hedging Instruments

      The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration of assets and liabilities.

      The fair value of derivative instruments classified as assets at December 31, 2001 was $16.7 million, and appears on the cConsolidated balance sheet in other assets. The fair value of derivative instruments classified as liabilities at December 31, 2001 was $12.0 million and appears on the consolidated balance sheet in other liabilities.

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

      Currency rate swap agreements are used to manage the Company's exposure to foreign exchange rate fluctuations. Currency rate swap agreements are contracts to exchange the currencies of two different countries at the same rate of exchange at specified future dates. The net differential to be paid or received on currency rate swap agreements is accrued and recognized as a component of net investment income.

      At December 31, 2001, the Company recognized net losses of $3.0 million, related to the ineffective portion of its fair value hedges, and a net gain of $0.1 million, related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. Both of these amounts are recorded in net realized investment and other gains and losses.At December 31, 2001, all of the Company's hedged firm commitments qualified as fair value hedges.

Cash Flow Hedges

      The Company used interest rate cap and floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses. Amounts are reclassified from other comprehensive income if interest rates fall below certain levels.

      In 2001, the Company recognized no gains or losses related to the ineffective portion of its cash flow hedges, and a net gain of $0.2 million related to the portion of the hedging instruments that was excluded from the assessment of hedge effectiveness. This amount is recorded in net realized investment and other gains and losses. All of the Company's hedged forecasted transactions qualified as cash flow hedges in 2001.

      No amounts were reclassified from other accumulated comprehensive income to earnings in 2001 and it is anticipated that no amounts will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The Company does not enter into hedging transactions for variable cash flows thus the Company currently has no maximum length for which variable cash flows are hedged.

      In 2001, none of the Company's cash flow hedges have been discontinued because of the probability that the original forecasted transaction would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Derivatives and Hedging Instruments - (Continued)

Derivatives Not Designated as Hedging Instruments

      The Company enters into interest rate swap agreements, interest rate futures contracts, and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedges without designating the derivatives as hedging instruments.

Note 5 - Income Taxes

      The Company is included in the consolidated federal income tax return of John Hancock Financial Services, Inc. The federal income taxes of the Company are allocated on a separate return basis with certain adjustments.

      The components of income taxes were as follows:

                                         Year Ended December 31
                                 2001              2000             1999
                        ------------------------------------------------------
                                            (in millions)

Current taxes:
   Federal............          $30.1             $15.2            $(1.5)
   Foreign............             --               0.6              0.1
                        ------------------------------------------------------
                                 30.1              15.8             (1.4)

Deferred taxes:
   Federal............           32.1              28.0             36.6
                        ------------------------------------------------------

Total income taxes....          $62.2             $43.8            $35.2
                        ======================================================

      A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                                            Year Ended December 31
                                                    2001             2000              1999
                                             -------------------------------------------------
                                                                 (in millions)


Tax at 35%................................          $73.0             $50.1            $36.3
Add (deduct):
     Equity base tax......................           (9.0)             (5.6)              --
     Prior years taxes....................            2.1                --             (0.3)
     Tax credits..........................           (0.4)             (0.6)            (0.1)
     Foreign taxes........................             --               0.6              0.1
     Tax exempt investment income.........           (5.6)             (0.7)            (0.7)
    Other.................................            2.1                --             (0.1)
                                             -------------------------------------------------

        Total income taxes................          $62.2             $43.8            $35.2
                                             =================================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income Taxes - (Continued)

      The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                         December 31
                                                   2001              2000
                                              ----------------------------------
                                                        (in millions)
Deferred tax assets:
     Policy reserve adjustments............      $  238.1          $ 110.0
     Other postretirement benefits.........          20.1             23.3
     Book over tax basis of investments....          12.0              7.8
     Interest..............................            --              7.5
     Unrealized holding losses.............            --              1.4
                                              ----------------------------------
         Total deferred tax assets.........         270.2            150.0

Deferred tax liabilities:
     Deferred policy acquisition costs.....         373.7            199.1
     Depreciation..........................           2.1              1.8
     Basis in partnerships.................           0.6              0.4
     Market discount on bonds..............           1.2              0.6
     Lease income..........................          47.0             35.4
     Unrealized gains......................           6.8               --
     Other.................................            --              9.5
                                              ----------------------------------
         Total deferred tax liabilities....         431.4            246.8
                                              ----------------------------------

         Net deferred tax liabilities......       $ 161.2          $  96.8
                                              ==================================

      The Company received an income tax refund of $32.4 million and made income tax payments of $62.9 million and $13.2 million in 2001, 2000 and 1999, respectively.

Note 6 - Reinsurance

      The effect of reinsurance on premiums written and earned was as follows:

                                                2001                      2000                      1999
                                              Premiums                  Premiums                  Premiums
                                        Written      Earned       Written      Earned       Written       Earned
                                   --------------------------------------------------------------------------------
                                                                   (in millions)
Life Insurance:
  Direct...........................     $ 82.0       $ 82.0       $ 34.1       $ 34.1       $ 12.1        $ 12.1
  Ceded............................      (21.9)       (21.9)        (5.5)        (5.5)        (3.2)         (3.2)
                                   --------------------------------------------------------------------------------
     Net life insurance premiums...     $ 60.1       $ 60.1       $ 28.6       $ 28.6       $  8.9        $  8.9
                                   ================================================================================

      For the year ended December 31, 2001, 2000 and 1999, benefits to policyholders under life ceded reinsurance contracts were $3.8 million, $3.0 million and $ - million, respectively.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies

      The Company has extended commitments to purchase fixed maturity investments, and other invested assets and issue mortgage loans on real estate totaling $25.3 million, $14.3 million and $16.2 million, respectively, at December 31, 2001. If funded, loans related to real estate mortgages would be fully collateralized by related properties. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The estimated fair values of the commitments described above aggregate $57.1 million at December 31, 2001. The majority of these commitments expire in 2002.

      In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 2001. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

      During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $7.0 million and $66.3 million at December 31, 2001 and 2000, respectively. Costs incurred related to the settlement were $14.1 million and $66.0 million in 2001 and 1999, respectively. No such costs were incurred in 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

      During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's previous estimates, primarily due to additional outreach activities by regulatory authorities during 1998 encouraging class members to consider alternative dispute resolution (ADR) relief. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted as noted above, in the fourth quarter of 2001. The adjustment to the reserve in 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be larger, more complicated claims. The better estimate comes from experience with actual settlements on similar claims.

      Administration of the ADR component of the settlement continues to date. Although some uncertainty remains as to the cost of claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Shareholder's Equity

(a) Common Stock

      The Company was established in 1979 as a stock insurance company with 50,000 shares outstanding, wholly owned by its parent, John Hancock Life Insurance Company. The Company has one class of capital stock, common stock ($50 par value, 50,000 shares authorized).

(b) Accumulated Other Comprehensive Income (Loss)

      The components of accumulated other comprehensive loss are as follows:

                                                                   Accumulated
                                                                      Other
                                                                  Comprehensive
                                                                 Income (Losses)
                                                                 ---------------
                                                                  (in millions)

Balance at January 1, 1999 ......................................    $ 12.3
Gross unrealized gains (losses) (net of deferred
   income tax benefit of $18.0 million) .........................     (34.2)
Reclassification adjustment for gains (losses),
   realized in net income (net of tax expense of
   $1.7 million) ................................................      (3.1)
Adjustment to deferred policy acquisition costs
   and present value of future profits (net of
   deferred income tax expense of $6.2 million) .................      11.6
                                                                     ------
Net unrealized gains (losses) ...................................     (25.7)
                                                                     ------
Balance at December 31, 1999 ....................................    $(13.4)
                                                                     ======

Balance at January 1, 2000 ......................................    $(13.4)
Gross unrealized gains (losses) (net of deferred
   income tax expense of $9.7 million) ..........................      18.0
Reclassification adjustment for gains (losses),
   realized in net income (net of tax expense of
   $1.6 million) ................................................      (2.9)
Adjustment to deferred policy acquisition costs
   and present value of future profits (net of
   deferred income tax benefit of $2.1 million) .................      (3.9)
                                                                     ------
Net unrealized gains (losses) ...................................      11.2
                                                                     ------
Balance at December 31, 2000 ....................................    $ (2.2)
                                                                     ======

Balance at January 1, 2001 ......................................    $ (2.2)
Gross unrealized gains (losses) (net of deferred
   income tax expense of $7.2 million) ..........................      11.8
Reclassification adjustment for gains (losses),
   realized in net income (net of tax benefit of
   $1.1 million) ................................................       2.1
Adjustment to deferred policy acquisition costs
   and present value of future profits (net of
   deferred income tax benefit of $3.2 million) .................      (6.0)
                                                                     ------
Net unrealized gains (losses) ...................................       7.9
Change in accounting principle ..................................       7.2
                                                                     ------
Balance at December 31, 2001 ....................................    $ 12.9
                                                                     ======

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Shareholder's Equity - (Continued)

      Net unrealized investment gains (losses), included in the consolidated balance sheet as a component of shareholder's equity, are summarized as follows:

                                                            2001             2000              1999
                                                     ------------------------------------------------------
                                                                         (in millions)

Balance, end of year comprises:
   Unrealized investment gains (losses) on:
      Fixed maturities...............................     $ 20.6             ($7.0)          ($28.7)
      Equity investments.............................        1.0               1.0             (1.4)
      Derivatives and other..........................        5.2               0.3              1.3
                                                     ------------------------------------------------------
Total................................................       26.8              (5.7)           (28.8)

Amounts of unrealized investment (gains) losses
      attributable to:
      Deferred policy acquisition cost and present
         value of future profits.....................       (7.1)              2.1              8.1
      Deferred federal income taxes..................       (6.8)              1.4              7.3
                                                     ------------------------------------------------------
Total................................................      (13.9)              3.5             15.4
                                                     ------------------------------------------------------

Net unrealized investment gains......................     $ 12.9             ($2.2)          ($13.4)
                                                     ======================================================

(c) Statutory Results

      The Company adopted the new codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribe statutory accounting practices and results in changes to the accounting practices that the Company and its domestic life insurance subsidiary use to prepare their statutory-basis financial statements.

      The Company and its domestic insurance subsidiary prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the state of domicile. For the Company, the Commonwealth of Massachusetts only recognizes statutory accounting practices prescribed or permitted by Massachusetts insurance regulations and laws. The National Association of Insurance Commissioners' "Accounting Practices and Procedures" manual (NAIC SAP) has been adopted as a component of prescribed or permitted practices by Massachusetts. The Commissioner of Insurance has the right to permit other specific practices that deviate from prescribed practices.

      Prior to 2001, the Commissioner had provided the Company approval to recognize as an admitted asset the pension plan prepaid expense in accordance with the requirements of SFAS No. 87, "Employers' Accounting for Pensions." Beginning in 2001, the Commissioner has provided the Company with approval to phase-in over a three-year period the impact of implementing the material provisions of statutory SSAP No. 8, "Pensions." The Company's pension plan prepaid expense recorded for statutory purposes amounted to $64.3 million, $55.6 million and $42.3 million at December 31, 2001, 2000 and 1999 respectively. Statutory net income is not impacted by this permitted practice.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Shareholder's Equity - (Continued)

      Statutory net income and surplus include the accounts of the Company and its wholly-owned subsidiary, Investors Partners Life Insurance Company.

                                   2001              2000             1999
                               -------------------------------------------------
                                                (in millions)
Statutory net income......        $  13.1          $  26.6           $  77.5
Statutory surplus.........          647.0            527.2             468.8

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

Note 9 - Segment Information

      The Company's reportable segments are strategic business units offering different products and services. The reportable segments are managed separately, as they focus on different products, markets or distribution channels.

      Protection Segment. Offers a variety of individual life insurance, including participating whole life, term life, universal life and variable life insurance. Products are distributed through multiple distribution channels, including insurance agents and brokers and alternative distribution channels that include banks, financial planners, direct marketing and the Internet.

      Asset Gathering Segment. Offers individual variable annuities. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners, and banks.

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

      Management of the Company evaluates performance based on segment after-tax operating income, which excludes the effect of net realized investment and other gains (losses) and unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment and other gains (losses), including gains and losses on disposals of businesses and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of after-tax operating income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business.

      Amounts reported as segment adjustments in the tables below primarily relate to: (i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs; (ii) benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving certain individual life insurance policies sold from 1979 through 1996; (iii) restructuring costs related to our distribution systems and retail operations; (iv) the surplus tax on mutual life insurance companies that was allocated by John Hancock to the Company; (v) a charge for certain one time costs associated with John Hancock's demutualization process; and (vi) cumulative effect of an accounting change.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Segment Information - (Continued)

The following table summarizes selected financial information by segment for the year ended or as of December 31 and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income:

                                                                   Asset
                                                 Protection      Gathering     Consolidated
                                                 ------------------------------------------
                                                                (in millions)
Year ended December 31, 2001
Revenues:
      Segment revenues .....................     $   614.3      $    62.2       $   676.5
      Net realized investment and other
        gains (losses) .....................          (9.0)            --            (9.0)
                                                 ------------------------------------------
      Revenues .............................     $   605.3      $    62.2       $   667.5
                                                 ==========================================

      Net investment income ................     $   229.2      $    (2.2)      $   227.0

Net Income:
      Segment after-tax operating income ...     $   130.0      $    22.2       $   152.2
      Net realized investment and other
        gains (losses) .....................          (5.6)            --            (5.6)
      Surplus tax ..........................           9.1             --             9.1
      Class action lawsuit .................          (9.2)            --            (9.2)
      Cumulative effect of accounting
        change, net of tax .................          (1.6)            --            (1.6)
                                                 ------------------------------------------
      Net income ...........................     $   122.7      $    22.2       $   144.9
                                                 ==========================================
Supplemental Information:
      Equity in net income of investees
        accounted for by the equity
        method .............................     $     2.7      $      --       $     2.7
      Amortization of deferred policy
        acquisition costs ..................          46.6           20.5            67.1
      Income tax expense ...................          54.8            7.4            62.2
      Segment assets .......................     $ 9,995.5      $ 1,717.7       $11,713.2
 Net Realized Investment and Other Gains
   (Losses) Data:
      Net realized investment and other ....
        gains (losses) .....................     $   (10.5)            --       $   (10.5)
      Less amortization of deferred policy
        acquisition costs related to net
        realized investment and other
        gains (losses) .....................           1.5             --             1.5
                                                 ------------------------------------------
      Net realized investment and other
        gains (losses), net of related
        amortization of deferred policy
        acquisition costs - per consolidated
        financial statements................          (9.0)            --            (9.0)
      Less income tax effect ...............           3.4             --             3.4
                                                 ------------------------------------------
      Net realized investment and other
        gains (losses), net-after-tax
        adjustment made to calculate
        segment operating income ...........     $    (5.6)            --       $    (5.6)
                                                 ==========================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Segment Information - (Continued)


                                                                     Asset
                                                 Protection        Gathering   Consolidated
                                               -------------------------------------------------
                                                                 (in millions)
Year ended December 31, 2000
Revenues:
      Segment revenues......................     $   530.8        $    48.5    $     579.3
      Net realized investment and other
        gains (losses), net.................         (10.6)              --          (10.6)
                                               -------------------------------------------------
      Revenues..............................     $   520.2        $    48.5    $     568.7
                                               =================================================

      Net investment income.................     $   215.9        $    (2.5)   $     213.4

Net Income:
      Segment after-tax operating income....          96.0              6.3          102.3
      Net realized investment and other
        gains (losses), net.................          (6.8)              --           (6.8)
      Surplus tax...........................           5.4              0.2            5.6
      Other demutualization related costs...          (0.5)            (0.1)          (0.6)
      Restructuring charges.................          (1.1)              --           (1.1)
                                               -------------------------------------------------
      Net income............................     $    93.0        $     6.4     $     99.4
                                               =================================================
Supplemental Information:
      Equity in net income of investees
        accounted for by the equity
        method..............................     $     1.3        $      --     $      1.3
      Amortization of deferred policy
        acquisition costs...................          17.6             16.4           34.0
      Income tax expense....................          40.7              3.1           43.8
      Segment assets........................     $ 9,326.9        $ 2,867.8     $ 12,194.7
 Net Realized Investment and Other Gains
   (Losses) Data:
      Net realized investment and other
        losses..............................     $   (14.4)              --     $    (14.4)
      Less amortization of deferred policy
        acquisition costs related to net
        realized investment and other
        gains (losses)......................           3.8               --            3.8
                                               -------------------------------------------------
      Net realized investment and other
        gains (losses), net of related
        amortization of deferred policy
        acquisition costs - per consolidated
        financial statements................         (10.6)              --          (10.6)
      Less income tax effect................           3.8               --            3.8
                                               -------------------------------------------------
      Net realized investment and other
        gains (losses), net-after-tax
        a djustment made to calculate
        segment operating...................     $    (6.8)              --     $     (6.8)
                                               =================================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Segment Information - (Continued)

                                                                      Asset
                                                     Protection     Gathering     Consolidated
                                                     -----------------------------------------
                                                                 (in millions)
Year ended December 31, 1999
Revenues:
      Segment revenues .........................      $  488.0       $   37.2       $   525.2
      Net realized investment and other
        gains (losses), net ....................          (4.8)            --            (4.8)
                                                     -----------------------------------------
      Revenues .................................      $  483.2       $   37.2       $   520.4
                                                     =========================================

      Net investment income ....................      $  178.1       $   (3.5)      $   174.6

Net Income:
      Segment after-tax operating income .......         108.0            6.8           114.8
      Net realized investment and other
        gains (losses), net ....................          (3.1)            --            (3.1)
      Class action lawsuit .....................         (42.9)            --           (42.9)
      Other demutualization related costs ......          (0.3)          (0.1)           (0.4)
                                                     -----------------------------------------
      Net income ...............................      $   61.7       $    6.7       $    68.4
                                                     =========================================
Supplemental Information:
      Equity in net income of investees
        accounted for by the equity
        method .................................      $   (0.1)      $     --       $    (0.1)
      Amortization of deferred policy
        acquisition costs ......................           4.6            8.5            13.1
      Income tax expense .......................          31.8            3.4            35.2
      Segment assets ...........................      $9,104.6       $2,869.6       $11,974.2
 Net Realized Investment and Other Gains
   (Losses) Data:
      Net realized investment and other
        gains (losses) .........................      $   (5.3)            --       $    (5.3)
      Less amortization of deferred policy
        acquisition costs related to net
        realized investment gains (losses) .....           0.5             --             0.5
                                                     -----------------------------------------
      Net realized investment and other
        gains (losses), net of related
        amortization of deferred policy
        acquisition costs - per consolidated
        financial statements ...................          (4.8)            --            (4.8)
      Less income tax effect ...................           1.7             --             1.7
                                                     -----------------------------------------
      Net realized investment and other
        gains (losses), net-after-tax
        adjustment made to calculate
        segment operating income ...............      $   (3.1)            --       $    (3.1)
                                                     =========================================

      The Company operates only in the United States. The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Fair Value of Financial Instruments

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

      The Company's derivatives include futures contracts, interest rate swap, cap and floor agreements, currency rate swap agreements and equity collar agreements. Fair values for these contracts are based on current settlement values. These values are based on quoted market prices for the financial futures contracts and brokerage quotes that utilize pricing models or formulas using current assumptions for all swaps and other agreements.

     The fair value for commitments approximates the amount of the initial commitment.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Fair Value of Financial Instruments - (Continued)

      The following table presents the carrying amounts and fair values of the Company's financial instruments:

                                                         December 31                    December 31
                                                            2001                           2000
                                                  Carrying         Fair          Carrying         Fair
                                                    Value          Value          Value           Value
                                               --------------------------------------------------------------
                                                       (in millions)                  (in millions)
Assets:
   Fixed maturities:
     Held-to-maturity........................   $    83.7      $    82.1       $   715.4      $   686.8
     Available-for-sale......................     2,412.5        2,412.5         1,011.8        1,011.8
   Equity securities:
     Available-for-sale......................        13.1           13.1             8.1            8.1
   Mortgage loans on real estate.............       580.9          604.3           554.8          574.2
   Policy loans..............................       352.0          352.0           334.2          334.2
   Short-term investments....................          --             --            21.7           21.7
   Cash and cash equivalents.................       115.4          115.4           277.3          277.3
Derivatives:
   Futures contracts, net....................          --             --             0.1            0.1
   Interest rate swap agreements.............         8.8            8.8              --             --
   Interest rate cap agreements..............         3.5            3.5             2.1            2.1
   Interest rate floor agreements............         4.5            4.5             4.5            4.5
   Currency rate swap agreements.............         0.4            0.4              --             --
   Equity collar agreements..................         0.8            0.8             0.4            0.4

Liabilities:
Fixed rate deferred and immediate annuities          53.1           50.3            63.8           60.4
Derivatives:
   Interest rate swap agreements.............        13.2           13.2              --            1.2
   Currency rate swap agreements.............         0.1            0.1             0.6            0.6
Commitments..................................          --           57.1              --           62.9

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 13. Certain Relationships and Related Transactions.

      Item omitted in accordance with General Instruction I(2)(c) of Form 10K.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this report.

1.    Financial Statements (See Item 8. Financial Statements and Supplementary
      Data)
      Report of Ernst & Young LLP, Independent Auditors
      Consolidated Financial Statements
       Balance Sheets
       Income Statements
       Statements of Shareholder's Equity and Comprehensive Income
       Statements of Cash Flows
       Notes to the Consolidated Financial Statements

2.    Financial Statement Schedules
      Schedule I - Summary of Investments - Other Than Investments in Affiliates
      Schedule III - Supplementary Insurance Information
      Schedule IV - Reinsurance

Note: All other financial statement schedules are omitted because they are inapplicable.

3.    EXHIBITS. See exhibit on next page.

3. Exhibits

                                  EXHIBIT INDEX

Exhibit
Number                          Description
-------                         -----------

3.1 Articles of Incorporation of John Hancock Variable Life Insurance Company (incorporated by reference from Form S-1 Registration Statement of the Company filed on September 25, 1995, File No. 33-62895)
3.2 By-laws of John Hancock Variable Life Insurance Company (incorporated by reference from Form S-1 Registration Statement of JHVLICO filed on September 25, 1995, File No. 33-62895).
4(a) Form of Modified Guaranteed Annuity Contracts (incorporated by reference from Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on September 25, 1995 File No. 33-62895)
4(b)  Form of Certificate to be used in connection with the Contract filed as
      Exhibit 4(a) (incorporated by reference from Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on September 25, 1995 File No. 33-62895)
4(c)  Form of Application to be used in connection with the Contract filed as
      Exhibit 4(a) (incorporated by reference from Pre-Effective Amendment No. 1 of Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on July 3, 1996, File No. 33-62895)
4(d) Form of group deferred combination fixed and variable annuity contract and riders (incorporated by reference from Pre-Effective Amendment No. 1 of Form N-4 Registration Statement of John Hancock Variable Life Insurance Company filed on August 9, 1999, File No. 333-81127)
21.1  Item omitted in accordance with General Instruction I2(b) of Form 10K.
24.1 Power of Attorney for Messrs. D'Alessandro, Paster and Reitano , and Mses. Van Leer and Luddy (incorporated by reference from Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed on September 25, 1995, File No. 33-62895). Power of Attorney for Ronald J. Bocage (incorporated by reference from Post-Effective Amendment No. 1 to this Form S-1 Registration Statement of John Hancock Variable Life Insurance Company filed March 29, 1997, File No. 33-62895). Power of Attorney for Bruce M. Jones and Paul Strong, (incorporated by reference from Post-Effective Amendment No. 2 to File No. 333-81127, Filed on May 4,
      2000).

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

                                            By:/s/ Michele G. Van Leer
                                               -----------------------
                                               Michele G. Van Leer
                                               Vice Chairman and President

                                            By:/s/ Earl W. Baucom
                                               -----------------------
                                               Earl W. Baucom
                                               Controller
                                               (Principal Accounting Officer)

Date: March 22, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

For himself and as Attorney in Fact for:

         David F. D'Alessandro            Chairman
         Michele G. Van Leer              Vice Chairman and President
         Robert S. Paster                 Director
         Robert R. Reitano                Director
         Barbara L. Luddy                 Director
         Bruce M. Jones                   Director
         Paul Strong                      Director

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2001
                            (in millions of dollars)

                    Column A                                         Column B     Column C         Column D

TYPE OF INVESTMENT                                                                              AMOUNT AT WHICH
                                                                                                 SHOWN IN THE
                                                                                             CONSOLIDATED BALANCE
                                                                     COST (2)       VALUE            SHEET
                                                                  -------------------------------------------------
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government agencies and
     authorities                                                  $    219.6    $   214.8         $   214.8
States, municipalities and political subdivisions                        6.0          6.0               6.0
Foreign governments                                                      7.2          7.6               7.6
Public utilities                                                       189.3        192.9             192.9
Convertibles and bonds with warrants attached                           25.9         25.1              25.1
All other corporate bonds                                            1,897.9      1,920.5           1,920.5
Certificates of deposits                                                  --           --                --
Redeemable preferred stock                                              46.0         45.6              45.6
                                                                  -------------------------------------------------
Total fixed maturity securities, available-for-sale                  2,391.9      2,412.5           2,412.5
                                                                  -------------------------------------------------

Equity securities, available-for-sale:
Common stocks:
Public utilities                                                          --           --                --
Banks, trust and insurance companies                                      --           --                --
Industrial, miscellaneous and all other                                  3.8          5.0               5.0
Non-redeemable preferred stock                                           8.3          8.1               8.1
                                                                  -------------------------------------------------
Total equity securities, available-for-sale                             12.1         13.1              13.1
                                                                  -------------------------------------------------

Fixed maturity securities, held-to-maturity:
Bonds
United States government and government agencies and
     authorities                                                          --           --                --
States, municipalities and political subdivisions                         --           --                --
Foreign governments                                                       --           --                --
Public utilities                                                          --           --                --
Convertibles and bonds with warrants attached                             --           --                --
All other corporate bonds                                                5.1          5.1               5.1
Certificates of deposits                                                78.6         77.0              78.6
Redeemable preferred stock                                                --           --                --
                                                                  -------------------------------------------------
Total fixed maturity securities, held-to-maturity                       83.7         82.1              83.7
                                                                  -------------------------------------------------

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                      SCHEDULE I - SUMMARY OF INVESTMENTS--
            OTHER THAN INVESTMENTS IN RELATED PARTIES,-- (CONTINUED)
                             As of December 31, 2001
                            (in millions of dollars)

                             Column A                               Column B       Column C        Column D

TYPE OF INVESTMENT                                                                              AMOUNT AT WHICH
                                                                                                 SHOWN IN THE
                                                                                                 CONSOLIDATED
                                                                                                    BALANCE
                                                                     COST (2)       VALUE            SHEET
                                                                  -------------------------------------------------
Equity securities, trading:
Common stocks:
Public utilities                                                    $     --    $      --          $     --
Banks, trust and insurance companies                                      --           --                --
Industrial, miscellaneous and all other                                   --           --                --
Non-redeemable preferred stock                                            --           --                --
                                                                          --           --                --
                                                                  -------------------------------------------------
Total equity securities, trading                                          --           --                --
                                                                  -------------------------------------------------

Mortgage loans on real estate, net (1)                                 586.4         xxxx             580.9
Real estate, net:
Investment properties (1)                                               21.4         xxxx              20.6
Acquired in satisfaction of debt (1)                                      --         xxxx                --
Policy loans                                                           352.0         xxxx             352.0
Other long-term investments (2)                                         39.6         xxxx              39.6
Short-term investments                                                    --         xxxx                --
                                                                  -------------------------------------------------

         Total investments                                          $3,487.1    $ 2,507.7          $3,502.4
                                                                  =================================================

(1) Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate and due to accumulated depreciation and valuation allowances due to impairments on real estate. See note 3 to the consolidated financial statements.
(2) Difference from Column B is primarily due to operating gains (losses) of investments in limited partnerships.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                        As of December 31, 2001, 2000 and
                        1999 and for the year then ended
                            (in millions of dollars)

                                                   FUTURE POLICY                          OTHER POLICY
                                                  BENEFITS, LOSSES,                        CLAIMS AND
                               DEFERRED POLICY    CLAIMS AND LOSS         UNEARNED          BENEFITS         PREMIUM
SEGMENT                       ACQUISITION COSTS       EXPENSES            PREMIUMS          PAYABLE          REVENUE
------------------------------------------------------------------------------------------------------------------------

2001:
Protection                      $    918.4            $ 3,275.5            $ 221.0           $ 25.0          $ 60.1
Asset Gathering                      142.4                 63.2                 --               --              --
                             ------------------- ------------------- -------------------  --------------  --------------
     Total                      $  1,060.8            $ 3,338.7            $ 221.0           $ 25.0          $ 60.1
                             ------------------- ------------------- -------------------  --------------  --------------

2000:
Protection                      $    819.3            $ 2,698.5            $ 212.0           $ 11.1          $ 28.6
Asset Gathering                      174.8                 70.0                 --               --              --
                             ------------------- ------------------- -------------------  --------------  --------------
     Total                      $    994.1            $ 2,768.5            $ 212.0           $ 11.1          $ 28.6
                             ------------------- ------------------- -------------------  --------------  --------------

1999:
Protection                      $    707.8            $ 2,515.7            $ 175.2           $ 15.7          $  8.9
Asset Gathering                      147.3                 50.6                 --               --              --
                             ------------------- ------------------- -------------------  --------------  --------------
     Total                      $    855.1            $ 2,566.3            $ 175.2           $ 15.7          $  8.9
                             ------------------- ------------------- -------------------  --------------  --------------

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                        As of December 31, 2001, 2000 and
                        1999 and for the year then ended
                            (in millions of dollars)

                                                                          AMORTIZATION OF
                                                                          DEFERRED POLICY
                                                 BENEFITS, CLAIMS,       ACQUISITION COSTS,
                                                   LOSSES, AND           EXCLUDING AMOUNTS
                                NET INVESTMENT      SETTLEMENT          RELATED TO REALIZED        OTHER OPERATING
  SEGMENT                          INCOME            EXPENSES            INVESTMENT GAINS             EXPENSES
----------------------------------------------------------------------------------------------------------------------
2001:
Protection                        $   229.2            $ 285.5              $    46.6                 $   72.8
Asset Gathering                        (2.2)               8.6                   20.5                      3.4
                             ------------------- ------------------  ------------------------- -----------------------
     Total                        $   227.0            $ 294.1              $    67.1                 $   76.2
                             ------------------- ------------------  ------------------------- -----------------------

2000:
Protection                        $   215.9            $ 242.2              $    17.6                 $  100.5
Asset Gathering                        (2.5)               6.4                   16.4                     16.3
                             ------------------- ------------------  ------------------------- -----------------------
     Total                        $   213.4            $ 248.6              $    34.0                 $  116.8
                             ------------------- ------------------  ------------------------- -----------------------

1999:
Protection                        $   178.1            $ 192.3              $     4.6                 $  100.6
Asset Gathering                        (3.5)              68.2                    8.5                     16.9
                             ------------------- ------------------  ------------------------- -----------------------
     Total                        $   174.6            $ 260.5              $    13.1                 $  117.5
                             ------------------- ------------------  ------------------------- -----------------------

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

           JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY AND SUBSIDIARY

                            SCHEDULE IV - REINSURANCE
                             As of December 31, 2001
                            (IN MILLIONS OF DOLLARS)

                                                        ASSUMED                   PERCENTAGE
                                          CEDED TO       FROM                      OF AMOUNT
                              GROSS        OTHER         OTHER          NET       ASSUMED TO
                             AMOUNT      COMPANIES     COMPANIES       AMOUNT         NET
                          -------------------------------------------------------------------
2001
Life insurance in force   $ 119,332.2   $  56,571.3   $      35.1   $  62,796.0           0.1%
                          ===========   ===========   ===========   ===========   ===========

Premiums:
Life insurance            $      82.0   $      21.9   $        --   $      60.1           0.0%
Accident and health
   insurance                       --            --            --            --           0.0%
P&C                                --            --            --            --           0.0%
                          -----------   -----------   -----------   -----------   -----------
     Total                $      82.0   $      21.9   $        --   $      60.1           0.0%
                          ===========   ===========   ===========   ===========   ===========

2000
Life insurance in force   $  98,737.2   $  39,495.8   $      37.1   $  59,278.5           0.1%
                          ===========   ===========   ===========   ===========   ===========

Premiums:
Life insurance            $      34.1   $       5.5   $        --   $      28.6           0.0%
Accident and health
   insurance                       --            --            --            --           0.0%
P&C                                --            --            --            --           0.0%
                          -----------   -----------   -----------   -----------   -----------
     Total                $      34.1   $       5.5   $        --   $      28.6           0.0%
                          ===========   ===========   ===========   ===========   ===========

1999
Life insurance in force   $  75,674.7   $  19,217.5   $      38.5   $  56,495.7           0.0%
                          ===========   ===========   ===========   ===========   ===========

Premiums:
Life insurance            $      12.1   $       3.2   $        --   $       8.9           0.0%
Accident and health
   insurance                       --            --            --            --           0.0%
P&C                                --            --            --            --           0.0%
                          -----------   -----------   -----------   -----------   -----------
     Total                $      12.1   $       3.2   $        --   $       8.9           0.0%
                          ===========   ===========   ===========   ===========   ===========

Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and the universal life insurance products.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.