Form 10-Q
period 2002-03-31
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2002-05-15
CIK 755110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares outstanding of our only class of common stock as of May 10, 2002:

                                     50,000

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,
                                                      2002        December 31,
                                                   (Unaudited)       2001
                                                  ----------------------------
                                                          (in millions)
Assets

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: 2002--$82.8; 2001--$82.1) ....    $    83.9          $    83.7
   Available-for-sale--at fair value
   (cost: 2002--$2,499.3;  2001--$2,391.9) ...      2,504.1            2,412.5
Equity securities:
   Available-for-sale--at fair value
   (cost: 2002--$14.2; 2001--$12.1) ..........         15.8               13.1
Mortgage loans on real estate ................        590.5              580.9
Real estate ..................................         20.6               20.6
Policy loans .................................        353.4              352.0
Short-term investments .......................          0.1               --
Other invested assets ........................         49.3               39.6
                                                  ----------------------------

   Total Investments .........................      3,617.7            3,502.4

Cash and cash equivalents ....................         54.8              115.4
Accrued investment income ....................         62.6               60.8
Premiums and accounts receivable .............          4.3               12.5
Deferred policy acquisition costs ............      1,107.1            1,060.8
Reinsurance recoverable ......................        121.5              110.4
Other assets .................................        132.2              121.8
Separate account assets ......................      6,739.5            6,729.1
                                                  ----------------------------

   Total Assets ..............................    $11,839.7          $11,713.2
                                                  ============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                     March 31,
                                                        2002      December 31,
                                                    (Unaudited)       2001
                                                    --------------------------
                                                          (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits ...................          $ 3,440.9        $ 3,335.4
Policyholders' funds .....................                3.7              3.0
Unearned revenue .........................              230.6            221.0
Unpaid claims and claim expense reserves .               27.1             25.0
Dividends payable to policyholders .......                0.3              0.3
Income taxes .............................              183.0            191.1
Other liabilities ........................              229.7            242.7
Separate account liabilities .............            6,739.5          6,729.1
                                                    --------------------------

   Total Liabilities .....................           10,854.8         10,747.6

Commitments and contingencies - Note 4

Shareholder's Equity
Common stock, $50 par value; 50,000 shares
   authorized; 50,000 shares issued and
   outstanding ...........................                2.5              2.5
Additional paid in capital ...............              572.4            572.4
Retained earnings ........................              404.4            377.8
Accumulated other comprehensive income ...                5.6             12.9
                                                    --------------------------

   Total Shareholder's Equity ............              984.9            965.6
                                                    --------------------------

   Total Liabilities and Shareholder's Equity       $11,839.7        $11,713.2
                                                    ==========================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended
                                                                 March 31,
                                                            2002           2001
                                                          ---------------------
                                                              (in millions)
Revenues
  Premiums ...........................................    $ 12.2         $ 15.4
  Universal life and investment-type product charges .      88.9           96.3
  Net investment income ..............................      62.2           56.6
  Net realized investment and other gains (losses),
     net of related amortization of deferred policy
     acquisition costs $(3.3) and $(0.2), respectively     (12.4)           0.6
  Other revenue ......................................       1.3            0.1
                                                          ---------------------

    Total revenues ...................................     152.2          169.0

Benefits and Expenses
  Benefits to policyholders ..........................      84.0           61.7
  Other operating costs and expenses .................      15.9           23.5
  Amortization of deferred policy acquisition costs,
     excluding amounts related to net realized
     investment and other gains (losses) $(3.3)
     and $(0.2), respectively ........................       7.9           25.7
  Dividends to policyholders .........................       4.8            5.3
                                                          ---------------------

    Total benefits and expenses ......................     112.6          116.2
                                                          ---------------------

Income before income taxes and cumulative
  effect of accounting change ........................      39.6           52.8
Income taxes .........................................      13.0           21.0
                                                          ---------------------

Income before cumulative effect of accounting change .      26.6           31.8

Cumulative effect of accounting change, net of
  tax - Note 1 .......................................      --             (1.6)
                                                          ---------------------

Net income ...........................................    $ 26.6         $ 30.2
                                                          =====================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                         Accumulated
                                                          Additional                       Other           Total
                                                Common      Paid In      Retained       Comprehensive   Shareholder's  Outstanding
                                                 Stock      Capital      Earnings          Income          Equity         Shares
                                                ----------------------------------------------------------------------------------
                                                                       (in millions, except share amounts)

Balance at January 1, 2001................        $2.5       $572.4          $232.9       $(2.2)            $805.6         50,000

Comprehensive income:
   Net income ............................                                     30.2                           30.2

 Other comprehensive income, net of tax:
   Net unrealized gains (losses)..........                                                  4.4                4.4
                                                                                                          -----------
Comprehensive income......................                                                                    34.6
Change in accounting principle - Note 1...                                                  7.2                7.2
                                                ----------------------------------------------------------------------------------

Balance at March 31, 2001.................        $2.5       $572.4          $263.1       $ 9.4             $847.4         50,000
                                                ==================================================================================

Balance at January 1, 2002................        $2.5       $572.4          $377.8       $12.9             $965.6         50,000

Comprehensive income:
   Net income.............................                                     26.6                           26.6

 Other comprehensive income, net of tax:
   Net unrealized gains (losses)..........                                                 (7.3)              (7.3)
                                                                                                          -----------
Comprehensive income......................                                                                    19.3
                                                ----------------------------------------------------------------------------------

Balance at March 31, 2002.................        $2.5       $572.4          $404.4       $ 5.6             $984.9         50,000
                                                ==================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                                   March 31,
                                                                2002       2001
                                                              ------------------
                                                                (in millions)
Cash flows from operating activities:
  Net income .............................................    $ 26.6     $ 30.2
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of discount - fixed maturities .........      (0.3)      (2.7)
     Net realized investment and other (gains) losses,
       net ...............................................      12.4       (0.6)
     Change in deferred policy acquisition costs .........     (32.2)     (14.8)
     Depreciation and amortization .......................      --          0.2
     Increase in accrued investment income ...............      (1.8)      (6.4)
     Decrease in premiums and accounts receivable ........       8.2        4.3
     Increase in other assets and other liabilities, net . (17.7) (119.6) (Decrease) increase in policy liabilities and
       accruals, net .....................................     (39.4)      66.7
     Decrease (increase) in income taxes .................      (4.1)      32.5
                                                              ------------------
       Net cash used in operating activities .............     (48.3)     (10.2)

Cash flows from investing activities:
  Sales of:
    Fixed maturities available-for-sale ..................     218.4       24.4
    Equity securities available-for-sale .................       1.5        0.1
  Maturities, prepayments and scheduled redemptions of:
    Fixed maturities held-to-maturity ....................       1.0        0.8
    Fixed maturities available-for-sale ..................      36.2       26.0
    Short-term investments and other invested assets .....       0.8       21.7
    Mortgage loans on real estate ........................      11.7        6.4
  Purchases of:
    Fixed maturities held-to-maturity ....................      (1.1)      --
    Fixed maturities available-for-sale ..................    (396.0)    (162.6)
    Equity securities available-for-sale .................      (3.8)      (4.7)
    Real estate ..........................................      --         (0.1)
    Short-term investments and other invested assets .....      (5.8)     (16.8)
  Mortgage loans on real estate issued ...................     (26.1)     (14.5)
  Other, net .............................................      (4.3)     (17.5)
                                                              ------------------
      Net cash used in investing activities ..............    (167.5)    (136.8)

Cash flows from financing activities:
  Universal life and investment-type contract deposits ...     280.8      231.4
  Universal life and investment-type contract
    maturities and withdrawals ...........................    (125.6)    (195.1)
                                                              ------------------
      Net cash provided by financing activities ..........     155.2       36.3
                                                              ------------------
      Net decrease in cash and cash equivalents ..........     (60.6)    (110.7)

Cash and cash equivalents at beginning of period .........     115.4      277.3
                                                              ------------------
      Cash and cash equivalents at end of period .........    $ 54.8     $166.6
                                                              ==================

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K).

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cumulative Effect of Accounting Changes

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement 133". The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $1.6 million (net of tax of $0.4 million) as of January 1, 2001. In addition, as of January 1, 2001, a $7.2 million (net of tax of $3.9 million) cumulative effect of accounting change was recorded in other comprehensive income for (1) the transition adjustment in the adoption of SFAS No. 133, as amended, an increase in comprehensive income of $0.8 million (net of tax of $0.4 million), and (2) the reclassification of $603.1 million in securities from the held-to-maturity category to the available-for-sale category, an increase in comprehensive income of $6.4 million (net of tax of $3.4 million).

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. The Company has no goodwill, or other purchased indefinite lived intangible assets subject to SFAS No. 142 and, therefore, the adoption of SFAS No. 142 had no impact on its earnings or financial position.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 2 - Transactions with Parent

John Hancock provides the Company with personnel, property, and facilities in carrying out certain of its corporate and operational functions. John Hancock annually determines a fee (the Parent Company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The Parent Company service fee is included in other operating costs and expenses within the Company's income statements. John Hancock charged the Company a service fee of $45.3 million and $38.5 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002 and December 31, 2001, the Company owed John Hancock $16.8 million and $17.9 million, respectively, related to these services, which is included in other liabilities. John Hancock has guaranteed that, if necessary, it will make additional capital contributions to prevent the Company's shareholder's equity from declining below $1.0 million.

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

Asset Gathering Segment. Offers individual annuities, consisting of fixed deferred annuities and variable annuities. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, and financial planners.

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

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs; (ii) restructuring costs related to our distribution systems and retail operations; and (iii) cumulative effect of an accounting change.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The following table summarizes selected financial information by segment for the dates and periods indicated, and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income:



                                                                         Asset
As of or for the three months ended March 31, 2002:     Protection     Gathering   Consolidated
                                                        ---------------------------------------
Revenues: ..........................................                (in millions)
  Segment revenues .................................    $   155.5      $     9.1      $   164.6
  Net realized investment and
    other gains (losses) ...........................        (12.4)          --            (12.4)
                                                        ---------------------------------------
  Revenues .........................................    $   143.1      $     9.1      $   152.2
  Net investment income ............................    $    62.3      $    (0.1)     $    62.2

Net Income:
  Segment after-tax operating income ...............    $    33.0      $     1.3      $    34.3
  Net realized investment and
    other gains (losses) ...........................         (8.0)          --             (8.0)
  Restructuring charges ............................          0.3           --              0.3
                                                        ---------------------------------------
  Net income .......................................    $    25.3      $     1.3      $    26.6
                                                        =======================================
Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method .......................    $     1.0           --        $     1.0
  Amortization of deferred policy
    acquisition costs ..............................          4.8      $     3.1            7.9
  Segment assets ...................................    $10,166.6      $ 1,673.1      $11,839.7

                                                                         Asset
As of or for the three months ended March 31, 2001:     Protection     Gathering   Consolidated
                                                        ---------------------------------------
Revenues: ..........................................                 (in millions)
  Segment revenues .................................    $   156.9      $    11.5      $   168.4
  Net realized investment and
    other gains (losses) ...........................          0.6           --              0.6
                                                        ---------------------------------------
  Revenues .........................................    $   157.5      $    11.5      $   169.0
  Net investment income ............................    $    57.2      $    (0.6)     $    56.6

Net Income:
  Segment after-tax operating income ...............    $    31.7      $    (0.3)     $    31.4
  Net realized investment and
    other gains (losses) ...........................          0.4           --              0.4
  Cumulative effect of accounting change, net
    of tax .........................................         (1.6)          --             (1.6)
                                                        ---------------------------------------
  Net income .......................................    $    30.5      $    (0.3)     $    30.2
                                                        =======================================
Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method .......................    $     0.5           --        $     0.5
  Amortization of deferred policy
    acquisition costs ..............................         18.6      $     7.1           25.7
  Segment assets ...................................    $ 8,976.7      $ 2,495.5      $11,472.2

The Company operates only in the United States and has no reportable SFAS No. 131 major customers.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 4 --  Commitments and Contingencies

Class Action

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $10.3 million and $7.0 million at March 31, 2002 and December 31, 2001, respectively. No costs incurred related to the settlement for the three months ended March 31, 2002 or 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's previous estimates, primarily due to additional outreach activities by regulatory authorities during 1998 encouraging class members to consider alternative dispute resolution (ADR) relief. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted in the fourth quarter of 2001. The adjustment to the reserve in 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be larger, more complicated claims. The better estimate comes from experience with actual settlements on similar claims.

Administration of the ADR component of the settlement continues to date. Although some uncertainty remains as to the cost of claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of March 31, 2002. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

Note 5 -- Value of Business Acquired

The Company recognizes one purchased intangible asset. The Company records an asset representing the present value of estimated future profits of insurance policies inforce related to businesses acquired in business combinations. This asset is recorded as the value of business acquired (VOBA), and is included in other assets in the consolidated balance sheets. VOBA is amortized in proportion to the present value of expected gross profits of the businesses acquired.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The following tables set forth certain summarized financial information relating to VOBA as of the dates and periods indicated. (all amounts are in millions)

                                      Gross Carrying  Accumulated   Net Carrying
                                         Amount       Amortization     Amount
                                      ------------------------------------------
Amortizable intangible assets:
March 31, 2002
   VOBA ...........................     $  25.0        $ (16.5)       $  8.5

March 31, 2001
   VOBA ...........................     $  25.0        $ (16.7)       $  8.3

Amortization expense:                           Three Months Ended
                                                     March 31,
                                              2002               2001
                                      ------------------------------------------
VOBA, net of tax of $0.1 and
   $0.1, respectively..............          $ 0.1               $ 0.2

Estimated future amortization
expense for the years ended
December 31,                                Tax Effect        Net Expense
                                      ------------------------------------------

2002...............................          $ 0.4               $ 0.7

2003...............................            0.3                 0.5

2004...............................            0.2                 0.5

2005...............................            0.2                 0.5

2006...............................            0.2                 0.4

2007...............................            0.2                 0.4

The changes in the carrying value of VOBA, presented for each business segment, for the period indicated are as follows:

                                                        Asset
                                        Protection     Gathering    Consolidated
                                      ------------------------------------------

Balance at January 1, 2002.........       $ 7.3           --           $ 7.3
Amortization.......................        (0.2)          --            (0.2)
Adjustment to unrealized gains on
  securities available-for-sale....         1.4           --             1.4
                                      ------------------------------------------
Balance at  March 31, 2002.........       $ 8.5           --           $ 8.5
                                      ==========================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS OF FINANCIAL CONDITION and RESULTS of OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the consolidated and segment financial condition of John Hancock Variable Life Insurance Company (the Company) as of March 31, 2002, compared with December 31, 2001, and its consolidated results of operations for the three-month periods ended March 31, 2002 and March 31, 2001, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K).

Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company, which may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements" included herein for a discussion of factors that could cause or contribute to such material differences.

Overview

John Hancock Variable Life Insurance Company (the Company), a wholly-owned subsidiary of John Hancock Life Insurance Company (John Hancock or the Parent Company) is a leading life insurance company providing a broad range of products and services in the retail market, which offers insurance protection and asset gathering products and services primarily to retail consumers.

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

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and understanding of our results of operation. For a detailed discussion of the application of these and other accounting policies, see Note 1- Summary of Significant Accounting Policies in the notes to consolidated financial tatements of the Company's 2001 Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements and MD&A.

Amortization of Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs on term life insurance ratably with premiums. We amortize deferred policy acquisition costs on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize deferred policy acquisition costs such that the percentage of gross profits to the amount of deferred policy acquisition costs amortized is constant over the life of the policies.

Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and changes in the remaining estimated gross profits. When estimated gross profits are adjusted, we also adjust the amortization of deferred policy acquisition costs to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can cause quarter to quarter earnings impact.

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

Economic Trends

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Results of Operations

The table below presents the consolidated results of operations for periods indicated:

                                                          Three Months Ended
                                                              March 31,
                                                           2002        2001
                                                         -------------------
                                                            (in millions)
      Revenues ......................................    $152.2       $169.0

      Benefits and expenses .........................     112.6        116.2
                                                         -------------------
      Income before income taxes and
        cumulative effect of accounting
        change ......................................      39.6         52.8

      Income taxes ..................................      13.0         21.0
                                                         -------------------
      Income before cumulative effect
          of accounting change ......................      26.6         31.8
      Cumulative effect of accounting change,
          net of tax (1) ............................        --         (1.6)
                                                         -------------------

      Net income ....................................    $ 26.6       $ 30.2
                                                         ===================

(1) Cumulative effect of accounting changes is shown net of taxes of $0.4 million for the three months ended March 31, 2001. There was no cumulative effect of accounting change for the three months ended March 31, 2002.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Consolidated income before income taxes and cumulative effect of accounting change of $39.6 million, for the three months ended March 31, 2002 decreased by $13.2 million, or 25.0%, from that reported in the comparable prior year period. The Protection Segment's income before income taxes and cumulative effect of accounting change decreased $14.8 million, or 28.0%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily due to Protection's $12.4 million in net realized investment and other losses for the period. Partially offsetting Protection's decrease was a $1.6 million increase in the Asset Gathering Segment for the three months ended March 31, 2002 from that reported in the comparable prior year period. The increase in Asset Gathering was a $1.5 million increase in other revenue in the annuities business due to the sale, at fair value, of certain policies by the Company to its Parent as part of the safe harbor annuity exchange program.

      Revenues of $152.2 million for the three months ended March 31, 2002 decreased $16.8 million, or 9.9%, compared to the three months ended March 31, 2001, primarily due to a $13.0 million decrease in net realized investment and other gain (losses). The Protection Segment's $14.5 million decrease in revenues was primarily driven by $12.4 million in net realized investment and other losses, a $3.2 million decrease in premiums and a $3.1 million decrease in universal life and investment-type product charges. These decreases in Protection Segment revenues were partially offset by a $5.1 million increase in net investment income. The decrease in premiums is primarily due to higher ceded reinsurance premiums resulting from a new reinsurance treaty. Universal life and investment-type product charges decreased primarily due to lower amortization of unearned revenue in the non-traditional life insurance business. The Protection Segment's growth in net investment income is being driven by growth in average account balances. Revenues in the Asset Gathering Segment decreased $2.3 million primarily due to a decrease of $4.3 million in investment-type product charges partially offset by a $1.5 million increase in other revenue and $0.5 million increase in net investment income. Asset Gathering investment-type product charges decreased primarily due to lower account values driven by poor separate account performance and policies sold to the Parent Company, as noted previously.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      Benefits and expenses of $112.6 million for the three months ended March 31, 2002 decreased $3.6 million, or 3.1%, compared to the three months ended March 31, 2001, primarily due to a decrease of $3.9 million in the Asset Gathering Segment. The decrease in Asset Gathering was driven by a $4.0 million decrease in amortization of deferred policy acquisition costs in the annuities business due to the policies sold to the Parent Company, as noted previously. In addition, benefits to policyholders in the Asset Gathering Segment decreased $0.8 million primarily due to lower average account balances in the annuity business driven by policies sold to the Parent Company, as noted previously. Asset Gathering Segment other operating costs and expenses increased $0.9 million primarily due to lower deferrals of acquisition costs driven by lower sales. Protection's benefits and expense increased $0.3 million primarily due to a $23.1 million increase in benefits to policyholders, partially offset by decreases of $13.8 million in amortization of deferred policy acquisition costs, $8.5 million in other operating costs and expenses and $0.5 million in dividends to policyholders. Protection Segment benefits to policyholders increased primarily due to both higher claim volume, as death claims paid net of reinsurance reimbursement increased $8.9 million, and growth in the non-traditional life insurance business, as universal life account values increased by 26% compared to the prior year period. Amortization of deferred policy acquisition costs decreased primarily due to poor mortality experience on the non-traditional life insurance business. Other operating costs and expenses decreased primarily due to higher reinsurance expense allowances due to growth in the traditional and non-traditional life insurance products.

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

Asset Gathering Segment. Offers individual annuities, consisting of fixed deferred annuities and variable annuities. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, and financial planners.

We evaluate segment performance on segment after-tax operating income, which excludes the effect of net realized investment and other gains (losses) and other unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting generally accepted accounting principles (GAAP) net income for net realized investment and other gains (losses), cumulative effect of accounting changes, and certain other items which we believe are not indicative of overall operating trends or are one-time in nature. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows the table below. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                             Three Months Ended
                                                                  March 31,
                                                             2002          2001
                                                           ---------------------
Segment Data: ..........................................       (in millions)
Segment after-tax operating income (1):
   Protection Segment ..................................    $33.0         $31.7
   Asset Gathering Segment .............................      1.3          (0.3)
                                                           ---------------------
   Total segment after-tax operating income (1) ........     34.3          31.4

After-tax adjustments: (1)
   Net realized investment and
      other gains (losses) .............................     (8.0)          0.4
   Restructuring charges ...............................      0.3            --
                                                           ---------------------
   Total after-tax adjustments .........................     (7.7)          0.4
                                                           ---------------------

GAAP Reported:
   Income before cumulative effect
      of accounting change .............................     26.6          31.8
   Cumulative effect of accounting change, net of tax ..       --          (1.6)
                                                           ---------------------
   Net income ..........................................    $26.6         $30.2
                                                           =====================

(1) See "Adjustments to GAAP Reported Net Income" set forth below.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Adjustments to GAAP Reported Net Income

      Our GAAP reported net income was affected by net realized investment and other gains (losses) and other unusual or non-recurring events and transactions presented in the reconciliation of GAAP reported net income to segment after-tax operating income in Note 3 - Segment Information in the notes to the unaudited consolidated financial statements. A description of these adjustments follows.

      In both periods, net realized investment and other gains (losses) have been excluded from segment after-tax operating income because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers.

      Net realized investment and other gains (losses) have been reduced by amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains (losses). We believe presenting net realized investment and other gains (losses) in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the three months ended March 31, 2002 and 2001.

                                                            Three Months Ended
                                                                 March 31,
                                                           2002            2001
                                                         -----------------------
                                                           (in millions)

Net realized investment and other gains (losses) ......   $(15.7)         $ 0.8

Less amortization of deferred policy acquisition
  costs related to net realized investment and
  other gains (losses) ................................     3.3            (0.2)
                                                         -----------------------
Net realized investment and other gains (losses),
  net of related amortization of deferred policy
  acquisition costs per unaudited consolidated
  financial statements ................................   (12.4)            0.6

Income tax effect .....................................     4.4            (0.2)
                                                         -----------------------

Net realized investment and other gains (losses) -
  after-tax adjustment to calculate segment
  after-tax operating income ..........................   $(8.0)          $ 0.4
                                                         =======================

The Company incurred restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. After-tax restructuring costs were $0.3 million for the three months ended March 31, 2002. No such costs were incurred in the three months ended March 31, 2001.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                            Three Months Ended
                                                                March 31,
                                                           2002           2001
                                                         -----------------------
                                                              (in millions)

Revenues .........................................        $155.5         $156.9

Benefits and expenses ............................         105.4          104.6

Income taxes .....................................          17.1           20.6
                                                         -----------------------

Segment after-tax operating income (1) ...........          33.0           31.7
                                                         -----------------------

After-tax adjustments: (1)
   Net realized investment and other
      gains (losses) .............................          (8.0)           0.4
   Restructuring charges .........................           0.3             --
                                                         -----------------------
Total after-tax adjustments ......................          (7.7)           0.4
                                                         -----------------------

GAAP Reported:
Income before cumulative effect
   of accounting change ..........................          25.3           32.1
Cumulative effect of accounting
   change, net of tax ............................            --           (1.6)
                                                         -----------------------
Net income .......................................        $ 25.3         $ 30.5
                                                          ======================

Other Data:
Segment after-tax operating income:
   Non-traditional life (variable and
      universal life) ............................        $ 34.0         $ 33.3
   Traditional life ..............................          (1.0)          (1.6)
                                                         -----------------------
Segment after-tax operating income (1) ...........        $ 33.0         $ 31.7
                                                         =======================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Segment after-tax operating income was $33.0 million for the three months ended March 31, 2002, an increase of $1.3 million, or 4.1%, from $31.7 million for the three months ended March 31, 2001. Traditional life insurance segment after-tax operating income increased $0.6 million. Non-traditional insurance segment after-tax operating income increased $0.7 million.

      Revenues were $155.5 million for the three months ended March 31, 2002, a decrease of $1.4 million, or 0.9%, from $156.9 million for the three months ended March 31, 2001. The decline in revenue was primarily due to a $3.2 million decrease in premiums and a $3.1 decrease in universal life and investment-type product charges. The decline in premiums was primarily due to higher ceded reinsurance premiums of $7.7 million in the traditional life insurance business, in conjunction with a new reinsurance treaty implemented during 2001. The decline in product charges was due to lower amortization of unearned revenue of $5.4 million on the non-traditional life insurance business, partially offset by an increase in mortality and expense charges of $2.7 million due to a 10.3% increase in the variable life account values. Partially offsetting these decreases was an increase in net investment income of $5.1 million primarily due to a 22.1% increased in average asset balances.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      Benefits and expenses were $105.4 million for the three months ended March 31, 2002, an increase of $0.8 million, or 0.8%, from $104.6 million for the three months ended March 31, 2001. Benefits to policyholders increased $23.2 million, or 39.2%, driven by both higher claim volume, as death claims paid net of reinsurance reimbursement increased $8.9 million, and growth in the non-traditional life insurance business, as universal life account values increased by 26% compared to the prior year period. Offsetting this increase were a decrease in amortization of deferred policy acquisition costs of $13.8 million, or 74.2%, and a decrease in other operating costs and expenses of $8.0 million. The decrease in amortization of deferred policy acquisition costs was due primarily to poor mortality experience on the non-traditional life insurance business. The lower operating expenses were primarily due to increased credits of $10.6 million for reinsurance ceded expense allowances, resulting from both a new traditional life reinsurance treaty implemented during 2001, and growth in the non-traditional life business. The Segment's effective tax rate on operating income decreased to 34.1% for the three months ended March 31, 2002 from 39.4% for the comparable prior year period, primarily due to affordable housing investment tax credits and deductions for general account dividends received on common stock investments.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Asset Gathering Segment

The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                              Three Months Ended
                                                                   March 31,
                                                                2002       2001
                                                              -----------------
                                                                 (in millions)
      Revenues ..........................................      $ 9.1      $11.5

      Benefits and expenses .............................        7.7       11.6

      Income taxes ......................................        0.1        0.2

                                                              -----------------

      Segment after-tax operating
        (loss) income (1) ...............................        1.3       (0.3)

                                                              -----------------
      GAAP Reported:
      Net income ........................................      $ 1.3      $(0.3)
                                                              ==================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Segment after-tax operating income was $1.3 million for the three months ended March 31, 2002, an increase of $1.6 million from the comparable prior year period. The increase in segment after-tax operating income was primarily due to a $1.5 million increase in other revenue due to the sale, at fair value, of certain policies by the Company to its Parent as part of the safe harbor annuity exchange program.

      Revenues were $9.1 million for the three months ended March 31, 2002, a decrease of $2.4 million, or 20.9%, from $11.5 million for the three months ended March 31, 2001. Lower revenues were primarily due to a decrease in investment-type product charges of $4.3 million, or 35.0%, to $8.0 million for the three months ended March 31, 2002 from $12.3 million reported in the comparable prior year period. Investment-type product charges decreased as a result of lower account values due to poor separate account performance and policies sold to the Parent Company, as noted. This decrease was partially offset by an increase in other income of $1.5 million, to $1.3 million for the three months ended March 31, 2002, due to policies sold to the Parent Company, as noted.

      Benefits and expenses decreased $3.9 million, or 33.6%, to $7.7 million for the three months ended March 31, 2002 from $11.6 million reported in the comparable prior year period. The decrease in benefits and expenses is primarily due to a $4.0 million decrease in amortization of deferred policy acquisition costs and a $0.8 million decrease in benefits to policyholders driven by lower account balances driven by policies sold to the Parent Company, as noted. The decreases in amortization of deferred policy acquisition cost and benefits to policyholders were offset by an increase in other operating costs and expenses of $0.9 million, due to lower deferrals of acquisition costs on lower sales.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

General Account Investments

Overall Composition of the General Account

Invested assets, excluding separate accounts, totaled $3.7 billion and $3.6 billion as of March 31, 2002 and December 31, 2001, respectively. The portfolio composition has not significantly changed at March 31, 2002 as compared to December 31, 2001. The following table shows the composition of investments in our general account portfolio.

                                                   March 31,                      December 31,
                                                     2002                            2001
                                         ---------------------------------------------------------
                                           Carrying          % of         Carrying           % of
                                             Value           Total          Value            Total
                                         ---------------------------------------------------------
                                         (in millions)                 (in millions)
Fixed maturity securities (1) ...          $2,588.0          70.5%        $2,496.2            69.0%
Mortgage loans (2) ..............             590.5          16.1            580.9            16.0
Real estate .....................              20.6           0.6             20.6             0.6
Policy loans (3) ................             353.4           9.6            352.0             9.7
Equity securities ...............              15.8           0.4             13.1             0.4
Other invested assets ...........              49.3           1.3             39.6             1.1
Short-term investments ..........               0.1           0.0              0.0             0.0
Cash and cash equivalents (4) ...              54.8           1.5            115.4             3.2
                                        ----------------------------------------------------------

   Total invested assets ........          $3,672.5         100.0%        $3,617.8           100.0%
                                        ==========================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $45.4 million and $45.6 million as of March 31, 2002 and December 31, 2001, respectively. The total fair value of our fixed maturity security portfolio was $2,586.9 and $2,494.6 million, at March 31, 2002 and December 31, 2001, respectively.
(2) The fair value for our mortgage loan portfolio was $611.0 and $604.3 million as of March 31, 2002 and December 31, 2001, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company.

Consistent with the nature of our product liabilities, our assets are heavily oriented toward fixed maturity securities. We determine the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of March 31, 2002, fixed maturity securities represented 70.5% of general account investment assets with a carrying value of $2.6 billion, comprised of 63% public securities and 37% private securities. Each year the Company directs the majority of its net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's net worth.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The following table shows the composition by issuer of our fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                                         March 31,                     December 31,
                                                           2002                           2001
                                               ---------------------------------------------------------
                                                 Carrying          % of         Carrying            % of
                                                  Value           Total           Value            Total
                                               ---------------------------------------------------------
                                               (in millions)                 (in millions)
Corporate securities ......................      $2,060.7          79.6%        $1,955.8            78.3%
MBS/ABS ...................................         493.2          19.1            317.1            12.7
U.S. Treasury securities and obligations of
  U.S. government agencies ................          23.6           0.9            214.8             8.6
Debt securities issued by foreign
  governments .............................           6.3           0.2              7.6             0.3
Obligations of states and political
  subdivisions ............................           4.2           0.2              0.9             0.1
                                               ---------------------------------------------------------
Total .....................................      $2,588.0         100.0%        $2,496.2           100.0%
                                               =========================================================

In keeping with our investment philosophy of tightly managing interest rate risk, the Company's MBS and ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to the portfolios without incurring the risk of cash flow variability.

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

Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is derived from external market data. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future.

The following table sets forth the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation. The majority of bonds are investment grade, with 87.9% and 87.7% invested in Category 1 and 2 securities as of March 31, 2002 and December 31, 2001, respectively. Below investment grade bonds were 12.1% and 12.3% of fixed maturity securities and 8.4% of total invested assets as of March 31, 2002 and December 31, 2001. This allocation reflects the Company's strategy of avoiding the unpredictability of interest rate risk in favor of relying on the bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

As of March 31, 2002 and December 31, 2001, a majority, 61.3% and 62.9%, respectively, of the below investment grade bonds are rated BB, or Category 3, the highest quality below investment grade. Category 6 bonds those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed.

                 Fixed Maturity Securities -- By Credit Quality

                                                                        March 31,                        December 31,
                                                           -------------------------------------------------------------------
                                                                          2002                               2001
                                                           -------------------------------------------------------------------
    SVO                       S&P Equivalent                     Carrying           % of            Carrying           % of
 Rating (1)                   Designation (2)                   Value (3)           Total           Value (3)          Total
------------------------------------------------------------------------------------------------------------------------------
                                                               (in millions)                      (in millions)
     1      AAA/AA/A..................................           $  936.3           36.8%           $  910.4           37.2%
     2      BBB.......................................            1,298.4           51.1             1,237.9           50.5
     3      BB........................................              188.7            7.4               190.2            7.8
     4      B.........................................               58.7            2.3                59.7            2.4
     5      CCC and lower.............................               36.3            1.4                27.7            1.1
     6      In or near default........................               24.2            1.0                24.7            1.0
                                                           -------------------------------------------------------------------
            Total.....................................           $2,542.6          100.0%           $2,450.6          100.0%
                                                           ===================================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $45.4 million and $45.6 million as of March 31, 2002 and December 31, 2001, respectively.

Investment Results

The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on the general account portfolio decreased from the first quarter of the prior year. The lower yield was the result of old assets rolling over into new investments with less favorable interest rates and narrower acquisition spreads than those present in our 2001 fixed maturity portfolio. The inflow of new cash was invested at rates that were less than the overall portfolio earnings rate during the first quarter of 2001.

                                        Three Months Ended          Three Months Ended
                                          March 31, 2002              March 31, 2001
                                     --------------------------------------------------
                                        Yield        Amount         Yield       Amount
                                     --------------------------------------------------
                                                 (in millions)              (in millions)
General account assets-excluding
policy loans
  Gross income                          7.13%      $   58.7         8.00%     $   53.4
  Ending assets-excluding policy
    loans                                           3,319.1                    2,691.5
Policy loans
  Gross income                          5.44%           4.8         7.07%          6.0
  Ending assets                                       353.4                      345.0
  Total gross income                    6.97%          63.5         7.90%         59.4
  Less: investment expenses                            (1.3)                      (2.8)
                                                   --------                   --------
    Net investment income               6.83%      $   62.2         7.52%     $   56.6
                                                   ========                   ========

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

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

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of March 31, 2002, $2,588.0 million, or 70.5% of the investment portfolio is held in fixed maturity securities. In addition, the Company held $54.9 million, or 1.5%, in cash and short-term investments at March 31, 2002. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Net cash used by operating activities was $48.3 million and $10.2 million for the three months ended March 31, 2002 and 2001, respectively. The increase in 2002 as compared to 2001 of $38.1 million resulted primarily from a decrease in the change in income taxes payable of $36.6 million.

      Net cash used in investing activities was $167.5 million and $136.8 million for the three months ended March 31, 2002 and 2001, respectively. The increase in cash used in investing activities in 2002 as compared to 2001 resulted from increased net acquisitions of fixed maturities during the three months ended March 31, 2002, an increase in net purchases of $30.1 million. Maturities, prepayments and scheduled redemptions, and purchases and sales of the remaining asset categories, including short-term investments, mortgages, real estate and equities, offset one another.

      Net cash provided by financing activities was $155.2 million and $36.3 million, for the three months ended March 31, 2002 and 2001, respectively. The $118.9 million increase in 2002 as compared to 2001 resulted from an increase in cash payments received as deposits of universal life insurance and investment-type contracts in and a reduction in cash payments made on withdrawals of universal life insurance and investment-type contracts. Deposits on such universal life insurance and investment-type contracts exceeded withdrawals by $155.2 million for the three months ended March 31, 2002 versus $36.3 million in the comparable prior year period.

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) changes to or elimination of Federal tax benefits for our products and other changes in laws and regulations (including those relating to the Federal Estate Tax Laws) which the Company expects would adversely affect sales of our insurance and investment advisory products; (3) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (4) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our variable life insurance and variable annuity business; (5) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business;
(6) our life insurance and annuity sales are highly dependent on a third party distribution relationship; (7) customers may not be responsive to new or existing products or distribution channels, (8) interest rate volatility may adversely affect our profitability; (9) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies; (10) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (11) we face investment and credit losses relating to our investment portfolio (12) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (13) we are subject to risk-based capital requirements and possible guaranty fund assessments; (14) we may be unable to retain personnel who are key to our business; (15) we face risks from ceded reinsurance business in respect to life insurance; (16) while the Parent is seeking to renew its catastrophic reinsurance coverage, which also provides catastrophic reinsurance coverage on the Company's individual life insurance products and expired on December 31, 2001, if the Parent were unable to acquire replacement catastrophic reinsurance coverage for individual life insurance products, the Company's future net income and financial position could be adversely impacted; (17) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (18) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

      The Company evaluates its investments in fixed income securities on a case by case basis for issues of collectibility. The bond analysts operate in an industry-based, team-oriented structure that facilitates the evaluation of the Company's entire fixed income holdings quarterly and formal presentations to management twice annually. In addition, trading levels of publicly traded securities and other market factors and industry trends are followed and their impact on individual credits are assessed as they occur. Indenture covenants that provide the Company additional protection in the event of credit deterioration are also monitored continuously. When as a result of any of these analyses, management believes that the collectibility of any amounts owed is other than temporarily impaired, the underlying asset is written down to fair value.

      As of March 31, 2002 and December 31, 2001, the Company's fixed maturity portfolio was comprised of 87.9% and 87.7% investment grade securities and 12.1% and 12.3% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

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

      Derivative Instruments. The Company uses a variety of derivative financial instruments, including swaps, caps, floors, and exchange traded futures contracts, in accordance with Company policy. Permissible derivative applications include the reduction of economic risk (i.e., hedging) related to changes in yields, price, cash flows, and currency exchange rates. In addition, certain limited applications of "income generation" are allowed. Examples of this type of use include the purchase of call options to offset the sale of embedded options in Company liability issuance or the purchase of swaptions to offset the purchase of embedded put options in certain investments. The Company does not make a market or trade derivatives for speculative purposes.

      The Parent's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Parent Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Parent's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions as of March 31, 2002. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                                As of March 31, 2002
                                  ---------------------------------------------------------------------------------------
                                                                                        Fair Value
                                                                  -------------------------------------------------------
                                                     Weighted
                                     Notional      Average Term        -100 Basis                         +100 Basis
                                      Amount         (Years)       Point Change (1)    As of 3/31/02    Point Change (1)
                                  ---------------------------------------------------------------------------------------
                                                   (in millions, except for Weighted Average Term)
Interest rate swaps..........       $  1,506.8         4.1          $  (22.3)            $  (0.8)          $  18.9
Interest rate caps...........            239.4         5.6               1.4                 3.1               5.9
Interest rate floors.........            361.4         8.5               2.6                 1.8               1.3
                                  ---------------                --------------------------------------------------------
      Totals.................       $  2,107.6         5.0          $  (18.3)            $   4.1           $  26.1
                                  ===============                ========================================================

(1) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      Our non-exchange-traded derivatives are exposed to the possibility of loss from a counterparty failing to perform its obligations under terms of the derivative contract. We believe the risk of incurring losses due to nonperformance by our counterparties is remote. To manage this risk, Company procedures include the (a) on-going evaluation of each counterparty's credit ratings, (b) the application of credit limits and monitoring procedures based on a commercially available derivatives valuation and reporting system, (c) periodic reporting of each counterparty's "potential exposure", (d) master netting agreements and, where appropriate, (e) collateral agreements. Futures contracts trade on organized exchanges and, therefore, have effectively no credit risk.

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

                                   JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY


                                   By: /s/ MICHELE G. VAN LEER
                                   ---------------------------------------------
May 13, 2002                       Michele G. Van Leer
                                   Vice Chairman and President


                                   By: /s/ EARL W. BAUCOM
                                   ---------------------------------------------
May 13, 2002                       Earl W. Baucom
                                   Controller
                                   (Principal Accounting Officer)

Date: May 13, 2002

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