Form 10-Q
period 2002-06-30
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2002-08-14
CIK 755110

JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares outstanding of our only class of common stock as of August 14, 2002:

                                     50,000

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,
                                                           2002        December 31,
                                                        (Unaudited)       2001
                                                        ---------------------------
                                                              (in millions)
Assets

Investments
Fixed maturities:
  Held-to-maturity--at amortized cost
  (fair value: June 30--$82.2; December 31--$82.1) ..   $    82.9         $    83.7
  Available-for-sale--at fair value
  (cost: June 30--$2,662.4; December 31--$2,391.9) ..     2,705.3           2,412.5
Equity securities:
  Available-for-sale--at fair value
  (cost: June 30--$14.9; December 31--$12.1) ........        15.5              13.1
Mortgage loans on real estate .......................       621.3             580.9
Real estate .........................................        20.4              20.6
Policy loans ........................................       362.6             352.0
Short-term investments ..............................         0.1                --
Other invested assets ...............................        46.1              39.6
                                                        ---------         ---------

  Total Investments .................................     3,854.2           3,502.4

Cash and cash equivalents ...........................        44.0             115.4
Accrued investment income ...........................        69.2              60.8
Premiums and accounts receivable ....................         3.3              12.5
Deferred policy acquisition costs ...................     1,130.9           1,060.8
Reinsurance recoverable .............................       131.8             110.4
Other assets ........................................       119.9             121.8
Separate account assets .............................     6,249.3           6,729.1
                                                        ---------         ---------

  Total Assets ......................................   $11,602.6         $11,713.2
                                                        =========         =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                   June 30,
                                                                     2002       December 31,
                                                                  (Unaudited)      2001
                                                                  -------------------------
                                                                        (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits ........................................   $ 3,646.2       $ 3,335.4
Policyholders' funds ..........................................         3.6             3.0
Unearned revenue ..............................................       237.1           221.0
Unpaid claims and claim expense reserves ......................        26.8            25.0
Dividends payable to policyholders ............................         0.3             0.3
Income taxes ..................................................       193.4           191.1
Other liabilities .............................................       218.2           242.7
Separate account liabilities ..................................     6,249.3         6,729.1
                                                                  ---------       ---------

  Total Liabilities ...........................................    10,574.9        10,747.6

Commitments and contingencies -- Note 4

Shareholder's Equity
Common stock, $50 par value; 50,000 shares authorized and
  outstanding .................................................         2.5             2.5
Additional paid in capital ....................................       572.4           572.4
Retained earnings .............................................       433.5           377.8
Accumulated other comprehensive income (loss) .................        19.3            12.9
                                                                  ---------       ---------

  Total Shareholder's Equity ..................................     1,027.7           965.6
                                                                  ---------       ---------

  Total Liabilities and Shareholder's Equity ..................   $11,602.6       $11,713.2
                                                                  =========       =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three Months Ended     Six Months Ended
                                                                                 June 30,              June 30,
                                                                             2002        2001      2002        2001
                                                                           -----------------------------------------
                                                                                         (in millions)
Revenues
  Premiums ...........................................................     $ 15.5      $ 16.3     $ 27.7      $ 31.7
  Universal life and investment-type product charges .................       85.4        88.9      174.3       185.2
  Net investment income ..............................................       65.0        53.9      127.2       110.5
  Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs $(1.3)
    and $0.9 for the three months ended June 30, 2002 and 2001 and $(4.6) and $1.1 for the six months ended June 30, 2002
    and 2001, respectively ...........................................       (3.0)         --      (15.4)        0.6
  Other revenue ......................................................         --          --        1.3         0.1
                                                                           ------------------     ------------------

    Total revenues ...................................................      162.9       159.1      315.1       328.1

Benefits and Expenses
  Benefits to policyholders ..........................................       97.4        66.6      181.4       128.3
  Other operating costs and expenses .................................       10.9        20.1       26.8        43.6
  Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment gains (losses)
    $(1.3) and $0.9 for the three months ended June 30, 2002
    and 2001 and $(4.6) and $1.1 for the six months ended June
    30, 2002 and 2001, respectively ..................................        7.9        11.8       15.8        37.5
  Dividends to policyholders .........................................        5.0         5.6        9.8        10.9
                                                                           ------------------     ------------------

    Total benefits and expenses ......................................      121.2       104.1      233.8       220.3
                                                                           ------------------     ------------------

Income before income taxes and cumulative
  effect of accounting change ........................................       41.7        55.0       81.3       107.8
Income taxes .........................................................       12.6        18.8       25.6        39.8
                                                                           ------------------     ------------------

Income before cumulative effect of accounting change .................       29.1        36.2       55.7        68.0

Cumulative effect of accounting change, net of tax - Note 1 ..........         --          --         --        (1.6)
                                                                           ------------------     ------------------

Net income ...........................................................     $ 29.1      $ 36.2     $ 55.7      $ 66.4
                                                                           ==================     ==================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                Accumulated
                                                        Additional                Other          Total        Outstanding
                                                Common    Paid In   Retained   Comprehensive  Shareholder's      Shares
                                                 Stock    Capital   Earnings      Income         Equity         (actual)
                                              ---------------------------------------------------------------------------
                                                              (in millions, except outstanding shares data)

Balance at April 1, 2001 ..................      $2.5     $572.4     $263.1        $ 9.4       $  847.4           50,000

Comprehensive income:
  Net income ..............................                            36.2                        36.2

Other comprehensive income, net of tax:
  Net unrealized gains (losses) ...........                                          3.6            3.6
                                                                                               --------
Comprehensive income ......................                                                        39.8
                                              --------------------------------------------------------------------------

Balance at June 30, 2001 ..................      $2.5     $572.4     $299.3        $13.0       $  887.2           50,000
                                              ==========================================================================

Balance at April 1, 2002 ..................      $2.5     $572.4     $404.4        $ 5.6       $  984.9           50,000

Comprehensive income:
  Net income ..............................                            29.1                        29.1

Other comprehensive income, net of tax:
  Net unrealized gains (losses) ...........                                         13.7           13.7
                                                                                               --------
Comprehensive income ......................                                                        42.8
                                              --------------------------------------------------------------------------

Balance at June 30, 2002 ..................      $2.5     $572.4     $433.5        $19.3       $1,027.7           50,000
                                              ==========================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                Accumulated
                                                       Additional                  Other         Total          Outstanding
                                                Common  Paid In   Retained     Comprehensive  Shareholder's       Shares
                                                Stock   Capital   Earnings         Income        Equity          (actual)
                                                ---------------------------------------------------------------------------
                                                           (in millions, except outstanding shares data)

Balance at January 1, 2001 .................    $2.5     $572.4     $232.9         $(2.2)      $  805.6              50,000

Comprehensive income:
  Net income ...............................                          66.4                         66.4

Other comprehensive income, net of tax:
  Net unrealized gains (losses) ............                                         8.0            8.0
                                                                                               --------
Comprehensive income .......................                                                       74.4
Change in accounting principle,
  net of tax - Note 1 ......................                                         7.2            7.2
                                                ---------------------------------------------------------------------------

Balance at June 30, 2001 ...................    $2.5     $572.4     $299.3         $13.0       $  887.2              50,000
                                                ===========================================================================

Balance at January 1, 2002 .................    $2.5     $572.4     $377.8         $12.9       $  965.6              50,000

Comprehensive income:
  Net income ...............................                          55.7                         55.7

Other comprehensive income, net of tax:
  Net unrealized gains (losses) ............                                         6.4            6.4
                                                                                               --------
Comprehensive income .......................                                                       62.1
                                                ---------------------------------------------------------------------------

Balance at June 30, 2002 ...................    $2.5     $572.4     $433.5         $19.3       $1,027.7              50,000
                                                ===========================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                                    June 30,
                                                                                2002       2001
                                                                              -------------------
                                                                                  (in millions)
Cash flows from operating activities:
  Net income .............................................................    $ 55.7       $ 66.4
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of discount - fixed maturities ..........................      (0.2)        (0.2)
    Net realized investment and other losses (gains) .....................      15.4         (0.6)
    Change in deferred policy acquisition costs ..........................     (71.8)       (30.4)
    Depreciation and amortization ........................................       0.6          0.3
    Increase in accrued investment income ................................      (8.4)       (12.0)
    Increase in premiums and accounts receivable .........................       9.2          4.6
    Increase in other assets and other liabilities, net ..................     (56.8)      (152.4)
    (Decrease) increase in policy liabilities and accruals, net ..........     (31.8)       203.2
    (Decrease) increase in income taxes ..................................      (1.2)        61.5
                                                                              ------       ------

      Net cash (used in) provided by operating activities ................     (89.3)       140.4

Cash flows from investing activities:
  Sales of:
    Fixed maturities available-for-sale ..................................     252.2         41.7
    Equity securities available-for-sale .................................       4.8          4.4
    Real estate ..........................................................       0.3           --
    Short-term investments and other invested assets .....................        --          2.0
  Maturities, prepayments and scheduled redemptions of:
    Fixed maturities held-to-maturity ....................................       2.0          2.0
    Fixed maturities available-for-sale ..................................      82.4         88.6
    Short-term investments and other invested assets .....................       1.5         33.2
    Mortgage loans on real estate ........................................      50.1         35.6
  Purchases of:
    Fixed maturities held-to-maturity ....................................      (1.1)        (1.2)
    Fixed maturities available-for-sale ..................................    (626.1)      (460.7)
    Equity securities available-for-sale .................................      (6.9)        (1.2)
    Real estate ..........................................................      (0.1)        (0.3)
    Short-term investments and other invested assets .....................     (10.1)       (22.6)
  Mortgage loans on real estate issued ...................................     (78.1)       (27.8)
  Other, net .............................................................     (15.2)       (15.6)
                                                                              ------       ------

      Net cash used in investing activities ..............................    (344.3)      (321.9)

Cash flows from financing activities:
  Universal life and investment-type contract deposits ...................     570.7        454.5
  Universal life and investment-type contract maturities and withdrawals .    (208.5)      (500.7)
                                                                              ------       ------

      Net cash provided by (used in) financing activities ................     362.2        (46.2)
                                                                              ------       ------

      Net decrease in cash and cash equivalents ..........................     (71.4)      (227.7)

Cash and cash equivalents at beginning of period .........................     115.4        277.3
                                                                              ------       ------

Cash and cash equivalents at end of period ...............................    $ 44.0       $ 49.6
                                                                              ======       ======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K). All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Variable Life.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Deferred Policy Acquisition Costs

Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. The Company tests the recoverability of its deferred policy acquisition costs quarterly with a model that uses data such as market performance, lapse rates, mortality experience and expense levels. As of June 30, 2002 the Company's deferred policy acquisition costs are deemed recoverable. For participating traditional life insurance policies, such costs are being amortized over the life of the contracts at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the contracts. Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance contracts and investment-type products, such costs are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges and investment results, and mortality and expense margins. The effects on the amortization of deferred policy acquisition costs of revisions to estimated gross margins and profits are reflected in earnings in the period such estimated gross margins and profits are revised. For non-participating term life and long-term care insurance products, such costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Present values of expected gross profits or expected gross margins are discounted at the latest revised interest rate which is applied to the remaining benefit period. At June 30, 2002, the average discount rate is 6.2% for universal life products, and the total amortization period life is 30 years for universal life products. Amortization of deferred policy acquisition costs was $7.9 million and $11.8 million for the three month periods ended June 30, 2002 and 2001, respectively, and $15.8 million and $37.5 million for the six month periods ended June 30, 2002 and 2001, respectively.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Amortization of deferred policy acquisition costs is allocated to: (1) net realized investment and other gains (losses) for those products in which such gains (losses) have a direct impact on the amortization of deferred policy acquisition costs; (2) unrealized investment gains and losses, net of tax, to provide for the effect on the deferred policy acquisition costs asset that would result from the realization of unrealized gains and losses on assets backing participating traditional life insurance and universal life and investment-type contracts; and (3) a separate component of benefits and expenses to reflect amortization related to the gross margins or profits, excluding realized gains and losses, relating to policies and contracts in force.

Net realized investment and other gains (losses) related to certain products have a direct impact on the amortization of deferred policy acquisition costs as such gains and losses affect the amount and timing of profit emergence. Accordingly, to the extent that such amortization results from net realized investment and other gains (losses), management believes that presenting realized investment gains and losses net of related amortization of deferred policy acquisition costs provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Transactions with Parent

John Hancock provides the Company with personnel, property and facilities in carrying out certain of its corporate functions. John Hancock annually determines a fee (the Parent Company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The Parent Company service fee is included in other operating costs and expenses within the Company's income statements. John Hancock charged the Company a service fee of $39.1 million and $41.5 million for the three month period ended June 30, 2002 and 2001, respectively, $84.4 million and $80.1 million for the six month period ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the Company owed John Hancock $12.8 million related to these services, which is included in other liabilities. John Hancock has guaranteed that, if necessary, it will make additional capital contributions to prevent the Company's shareholder's equity from declining below $1.0 million.

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

Asset Gathering Segment. Offers individual annuities, consisting of fixed deferred annuities and variable annuities. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners and banks.

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

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs; (ii) benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving a dispute regarding disclosure of costs on various modes of life insurance policy premium payment; (iii) restructuring costs related to our distribution systems and retail operations; and (iv) cumulative effect of an accounting change.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

The following table summarizes selected financial information by segment for the dates and periods indicated, and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income:

                                                                                 Asset
                                                                  Protection    Gathering  Consolidated
                                                                  -------------------------------------
                                                                               (in millions)
As of or for the three months ended June 30, 2002:
Revenues: .....................................................
  Revenues from external customers ............................   $    92.8     $     8.1     $   100.9
  Net investment income .......................................        64.7           0.3          65.0
                                                                  -------------------------------------
  Segment revenues ............................................       157.5           8.4         165.9
  Net realized investment and other gains (losses) ............        (3.0)         --            (3.0)
                                                                  -------------------------------------
  Revenues ....................................................   $   154.5     $     8.4     $   162.9
                                                                  =====================================
Net Income:
  Segment after-tax operating income ..........................   $    35.0     $     0.4     $    35.4
  Net realized investment and other gains (losses) ............        (1.8)         --            (1.8)
  Class action lawsuit ........................................        (4.5)         --            (4.5)
                                                                  -------------------------------------
  Net income ..................................................   $    28.7     $     0.4     $    29.1
                                                                  =====================================
Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method ..................................   $     1.1     $    --       $     1.1
  Amortization of deferred policy acquisition costs ...........         3.3           4.6           7.9
  Segment assets ..............................................   $10,043.8     $ 1,558.8     $11,602.6

                                                                                 Asset
                                                                  Protection    Gathering  Consolidated
                                                                  -------------------------------------
                                                                               (in millions)
As of or for the three months ended June 30, 2001:
Revenues: .....................................................
  Revenues from external customers ............................   $    93.4     $    11.8     $   105.2
  Net investment income .......................................        54.7          (0.8)         53.9
                                                                  -------------------------------------
  Segment revenues ............................................       148.1          11.0         159.1
  Net realized investment and other gains (losses) ............        --            --            --
                                                                  -------------------------------------
  Revenues ....................................................   $   148.1     $    11.0     $   159.1
                                                                  =====================================
Net Income:
  Segment after-tax operating income ..........................   $    32.7     $     3.7     $    36.4
  Net realized investment and other gains (losses) ............        (0.2)         --            (0.2)
                                                                  -------------------------------------
  Net income ..................................................   $    32.5     $     3.7     $    36.2
                                                                  =====================================
Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method ..................................   $    (1.8)    $    --       $    (1.8)
  Amortization of deferred policy acquisition costs ...........         9.4           2.4          11.8
  Segment assets ..............................................   $ 9,409.3     $ 2,150.2     $11,559.5

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                               Asset
                                                               Protection    Gathering  Consolidated
                                                               -------------------------------------
                                                                           (in millions)
As of or for the six months ended June 30, 2002:
Revenues: ..................................................
  Revenues from external customers .........................   $   186.0     $    17.3     $   203.3
  Net investment income ....................................       127.0           0.2         127.2
                                                               -------------------------------------
  Segment revenues .........................................       313.0          17.5         330.5
  Net realized investment and other gains (losses) .........       (15.4)         --           (15.4)
                                                               -------------------------------------
  Revenues .................................................   $   297.6     $    17.5     $   315.1
                                                               =====================================
Net Income:
  Segment after-tax operating income .......................   $    68.0     $     1.7     $    69.7
  Net realized investment and other gains (losses) .........        (9.8)         --            (9.8)
  Class action lawsuit .....................................        (4.5)         --            (4.5)
  Restructuring charges ....................................         0.3          --             0.3
                                                               -------------------------------------
  Net income ...............................................   $    54.0     $     1.7     $    55.7
                                                               =====================================
Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method ...............................   $     2.1     $    --       $     2.1
  Amortization of deferred policy acquisition costs ........         8.1           7.7          15.8
  Segment assets ...........................................   $10,043.8     $ 1,558.8     $11,602.6

                                                                               Asset
                                                               Protection    Gathering  Consolidated
                                                               -------------------------------------
                                                                            (in millions)
As of or for the six months ended June 30, 2001:
Revenues: ..................................................
  Revenues from external customers .........................   $   193.1     $    23.9     $   217.0
  Net investment income ....................................       111.9          (1.4)        110.5
                                                               -------------------------------------
  Segment revenues .........................................       305.0          22.5         327.5
  Net realized investment and other gains (losses) .........         0.6          --             0.6
                                                               -------------------------------------
  Revenues .................................................   $   305.6     $    22.5     $   328.1
                                                               =====================================
Net Income:
  Segment after-tax operating income .......................   $    64.4     $     3.4     $    67.8
  Net realized investment and other gains (losses) .........         0.2          --             0.2
  Cumulative effect of accounting changes, net of tax ......        (1.6)         --            (1.6)
                                                               -------------------------------------
  Net income ...............................................   $    63.0     $     3.4     $    66.4
                                                               =====================================
Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method ...............................   $    (1.3)    $    --       $    (1.3)
  Amortization of deferred policy acquisition costs ........        28.0           9.5          37.5
  Segment assets ...........................................   $ 9,409.3     $ 2,150.2     $11,559.5

The Company operates only in the United States. The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Contingencies and Other Matters

Class Action

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $6.0 million and $14.1 million at June 30, 2002 and December 31, 2001, respectively. There were no costs related to the settlement incurred for the three months ended June 30, 2002 or 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's initial estimates. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution (ADR) relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted in the fourth quarter of 2001. The adjustment to the reserve in the fourth quarter of 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be larger, more complicated claims. The better estimate comes from experience with actual settlements on similar claims.

Administration of the ADR component of the settlement continues to date. Although some uncertainty remains as to the cost of claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

Other Matters

On July 19, 2002, the Company announced it had entered into a class action lawsuit settlement agreement involving policyholders who paid premiums on a monthly, quarterly or semiannual basis, rather than annually. The class action lawsuit, known as the "Modal Premium" action, was filed in a New Mexico state court and is applicable to all United States policyholders in the class. As a result of the settlement, the Company has established a $6.9 million reserve as of June 30, 2002 to provide for relief to class members and for legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. Although some uncertainty remains as to the entire cost of claims, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of June 30, 2002. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Value of Business Acquired

The Company recognizes one purchased intangible asset. The present value of estimated future profits of insurance policies inforce related to business acquired is recorded as the value of business acquired (VOBA), and is included in other assets in the consolidated balance sheets. VOBA is amortized in proportion to the present value of expected gross profits of the businesses acquired.

The following tables set forth certain summarized financial information relating to VOBA as of the dates and periods indicated.

                                                               Accumulated
                                                    Gross      mortization
                                                   Carrying    A and Other   Net Carrying
                                                    Amount       Changes        Amount
                                                ------------------------------------------
                                                              (in millions)
Amortizable intangible assets:
June 30, 2002
  VOBA........................................      $25.0        $(18.0)        $7.0

June 30, 2001
  VOBA........................................      $25.0        $(16.5)        $8.5

                                                 Three Months Ended    Six Months Ended
                                                      June 30,             June 30,
                                                   2002      2001       2002      2001
                                                ------------------------------------------
                                                              (in millions)
Amortization expense:
VOBA, net of tax of $- and $0.2 million for
  the three months ended June 30, 2002 and
  2001, respectively, and $0.2 million and
  $0.3 million for the six months ended
  June 30, 2002 and 2001, respectively........     $0.1      $0.3       $0.2      $0.5

Estimated future amortization expense for the
years ended December 31,                        Tax Effect  Net Expense
                                                -----------------------
                                                   (in millions)

2002..........................................      $0.3       $0.5
2003..........................................      $0.3       $0.5
2004..........................................      $0.3       $0.5
2005..........................................      $0.2       $0.5
2006..........................................      $0.2       $0.4
2007..........................................      $0.2       $0.4

The changes in the carrying value of VOBA, presented for each business segment, for the period indicated are as follows:
                                                          Asset
                                           Protection   Gathering   Consolidated
                                           -------------------------------------
                                                      (in millions)
Balance at April 1, 2002 ...............   $ 8.5            --            $ 8.5
Amortization and other changes:
  Amortization .........................    (0.1)           --             (0.1)
  Adjustment to unrealized gains on
    securities available-for-sale ......    (1.4)           --             (1.4)
                                           ------------------------------------
Balance at June 30, 2002 ...............   $ 7.0            --            $ 7.0
                                           ====================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Value of Business Acquired - (Continued)

                                                          Asset
                                           Protection   Gathering   Consolidated
                                           ------------------------------------
                                                      (in millions)
Balance at January 1, 2002 .............   $ 7.3           --             $ 7.3
Amortization and other changes:
  Amortization .........................    (0.4)          --              (0.4)
  Adjustment to unrealized gains on
    securities available-for-sale ......     0.1           --               0.1
                                           ------------------------------------
Balance at June 30, 2002 ...............   $ 7.0           --             $ 7.0
                                           ====================================

Note 6 - Subsequent Events

On August 11, 2002, US Airways and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Company's fixed maturities securities include notes and collateralized structured financings backed by US Airways or its subsidiaries, and in some cases guaranteed by a guarantor rated AA or better. As of June 30, 2002, these securities were recorded with a carrying value of $13.4 million, net unrealized losses of $0.5 million, and accrued investment income of $0.5 million. A further breakdown is shown below:

      o $10.2 million, with $0.3 million in accrued interest, are senior tranche Enhanced Equipment Trust Certificate (EETC) bonds guaranteed by MBIA, GE, or SNECMA, all of which are rated AA or better.
      o $1.1 million, with no accrued interest, are senior tranche EETC bonds without a guarantee. These bonds had an original loan-to-value of 40-50% and have a liquidity facility to pay interest for up to 18 months.
      o $2.1 million, with $0.2 million in accrued interest, are Equipment Trust Certificate (ETC) bonds that originally had a loan-to-value of 75-80%.

With the bankruptcy filing, US Airways has the right to affirm or reject the leases on the aircraft that underlie these investments. For tranches other than the guaranteed EETCs, to the extent that (1) US Airways rejects the leases and
(2) the aircraft are worth less than our loan balance, we will suffer a loss. We do not yet know if US Airways intends to reject the leases underlying our bonds.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS OF FINANCIAL CONDITION and RESULTS of OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the consolidated and segment financial condition of John Hancock Variable Life Insurance Company (the Company) as of June 30, 2002, compared with December 31, 2001, and its consolidated results of operations for the three and six month periods ended June 30, 2002 and June 30, 2001, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K). All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov under the name Hancock John Variable Life Insurance Company.

Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their potential effects on the Company. Future events and their effect on the Company may not be these anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements" included herein for a discussion of factors that could cause or contribute to such material differences.

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

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and understanding of our results of operation. For a detailed discussion of the application of these and other accounting policies, see Note 1- Summary of Significant Accounting Policies in the notes to consolidated financial statements of the Company's 2001 Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements and MD&A.

Amortization of Deferred Policy Acquisition Costs

Costs that vary with, and are related to, the production of business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. The Company tests the recoverability of its deferred policy acquisition costs quarterly with a model that uses data such as market performance, lapse rates, mortality experience and expense levels. We amortize deferred policy acquisition costs on term life insurance ratably with premiums. We amortize deferred policy acquisition costs on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize deferred policy acquisition costs such that the percentage of gross profits to the amount of deferred policy acquisition costs amortized is constant over the life of the policies.

Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and changes in the remaining estimated gross profits. When estimated gross profits are adjusted, we also adjust the amortization of deferred policy acquisition costs to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings.

      Recently, equity market declines have raised the issue of recoverability of deferred policy acquisition costs on variable annuity products. Our analysis has determined that our current variable annuity deferred policy acquisition costs balance of $140.7 million is only 12.4% of our total deferred policy acquisition costs asset. Approximately 30% of our variable annuity product assets are invested in fixed income accounts which partially insulate account values from declines in the equity markets. For example, in the second quarter of 2002, the Standard & Poor's Index was down 13%, while our variable annuity products assets were down 8.98%. As a result of these facts and our quarterly recoverability testing, all of the Company's deferred policy acquisition costs were deemed recoverable at June 30, 2002. In our modeling one scenario involved additional declines of 10% in the equity markets in each of the two subsequent quarters to June 30, 2002. We capped expected future returns in the mid-teen level. These facts would result in a one-time write off of deferred policy acquisition costs by the fourth quarter of 2002 of approximately $5 to $6 million, after-tax. In addition amortization of deferred policy acquisition costs would increase by approximately $0.5 to $1.0 million, after-tax, per quarter.

Investment in Debt and Equity Securities

Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document and the discussion of Credit Risk in the Quantitative and Qualitative Information About Market Risk section of this document for a more detailed discussion of the judgments involved in determining impairments.

Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of management's judgment. Our approach is based on currently available information, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors including credit quality, country of issue, market sector and average investment life, and our pricing analysts take appropriate action to reduce valuation of securities where an event occurs which negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions, among others. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations - General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Income Taxes

We establish reserves for possible penalty and interest payments to various taxing authorities with respect to the admissability and timing of tax deductions. Management makes judgments concerning the eventual outcome of these items and reviews those judgments on an ongoing basis.

Reinsurance

      We reinsure portions of the risks we assume for our protection products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life claims for individuals for whom the net amount at risk is $3 million or more.

      The Company enters into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company's catastrophic reinsurance coverage expired on December 31, 2001 for its individual life insurance products and on June 30, 2002 for its group life insurance products. The Company's parent is in the process of putting in place replacement catastrophic reinsurance covering life insurance policies written by the parent and all of its U.S. life insurance subsidiaries. The deductible for individual and group coverages combined is $25 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance companies, including the parent. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

      By entering into reinsurance agreements with a diverse group of highly rated reinsurers, we seek to control our exposure to losses. Our reinsurance, however, does not discharge our legal obligations to pay policy claims on the policies reinsured. As a result, we enter into reinsurance agreements only with highly rated reinsurers. Nevertheless, there can be no assurance that all our reinsurers will pay the claims we make against them. Failure of a reinsurer to pay a claim could adversely affect our business, financial condition or results of operations.

Economic Trends

The sales and other financial results of our business over the last several years have been affected by general economic and industry trends. The appreciation of equity markets in the 1990's resulted in variable products, including variable life insurance and variable annuities, accounting for the majority of increases in total premiums and deposits for the insurance industry. This trend reversed in 2001and 2002 due to declines in equity market performance and we have seen investors return to stable investment products. We believe, our diverse distribution network and product offerings will assist in the maintenance of assets and provide for sales growth. Although sales of traditional life insurance products and, more recently, variable annuity products have experienced declines, sales of fixed annuity products, single life insurance, universal life, insurance and term life insurance, and corporate owned life insurance have increased.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Results of Operations

The table below presents the consolidated results of operations for the periods presented.

                                                Three Months Ended    Six Months Ended
                                                      June 30,            June 30,
                                                  2002      2001       2002      2001
                                                --------------------------------------
                                                            (in millions)
Revenues ....................................   $ 162.9   $ 159.1    $ 315.1   $ 328.1

Benefits and expenses .......................     121.2     104.1      233.8     220.3
                                                -----------------    -----------------

Income before income taxes and
  cumulative effect of accounting change ....      41.7      55.0       81.3     107.8

Income taxes ................................      12.6      18.8       25.6      39.8
                                                -----------------    -----------------

Income before cumulative effect of
  accounting change .........................      29.1      36.2       55.7      68.0
Cumulative effect of accounting change,
  net of tax (1) ............................      --        --         --        (1.6)
                                                -----------------    -----------------

Net income ..................................   $  29.1   $  36.2    $  55.7   $  66.4
                                                =================    =================

(1) Cumulative effect of accounting changes is shown net of taxes of $0.4 million for the three and six month periods ended June 30, 2001. There was no cumulative effect of accounting change for the three and six month periods ended June 30, 2002.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Consolidated pre-tax income of $41.7 million, for the three months ended June 30, 2002 decreased by $13.3 million, or 24.2%, from the prior year. The Protection Segment's pre-tax income decreased $6.9 million, or 14.0%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 due to an increase in benefits to policyholders of $29.8 million, or 46.5%, and an increase in net realized investment and other losses of $3.0 million. Offsetting these changes was a decrease in other operating costs and expenses of $9.6 million, or 48.7% and an increase in net investment income of $10.1 million, or 18.5%. Pre-tax loss in the Asset Gathering Segment was $0.7 million, a decrease of $6.4 million, or 112.3%, for the three months ended June 30, 2002 from that reported in the prior year. The decrease in Asset Gathering was due to a decrease in universal life and investment-type product charges of $3.6 million, or 31.0%, and increases of $0.9 million in benefits to policyholders and $0.5 million in operating expenses.

Revenues of $162.9 million for the three months ended June 30, 2002 increased $3.8 million, or 2.4%, compared to the three months ended June 30, 2001, due to an increase of $6.6 million, or 4.5%, in revenues in the Protection Segment. The Protection Segment's increase in revenues was driven by an increase of $10.1 million, or 18.5%, in net investment income offset by net realized investment and other losses of $3.0 million and a decrease of $0.8 million, or 4.9%, in premiums. The increase in net investment income was due to a 22.3% increase in average net asset balances offset by a 26 basis point decrease in yields. The decrease in premiums was due to a higher percentage of traditional life insurance being reinsured. Net realized investment and other losses were due to losses on fixed maturity investments. Revenues in the Asset Gathering Segment decreased $2.8 million, or 25.5%, due to a decrease in universal life and investment-type product charges of $3.6 million, or 31.0%. The decrease in universal life and investment-type product charges was driven by lower account values due to poor separate account performance and policies sold to the Parent Company as part of the safe harbor annuity exchange program.

Benefits and expenses of $121.2 million for the three months ended June 30, 2002 increased $17.1 million, or 16.4%, compared to the three months ended June 30, 2001, due to an increase of $13.5 million, or 13.7%, in the Protection Segment. The increase in Protection was driven by an increase of $29.8 million, or 46.5%, in benefits to policyholders due to the growth in the non-traditional life insurance business, as universal life account values increased by 25.0% compared to prior year period and a $6.9 million reserve recorded for the settlement of the "Modal Premium" class action lawsuit (See Note 4 - Contingencies and Other Matters in the notes to the unaudited

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

consolidated financial statements). The reserve was recorded to provide relief to class members and for legal and administrative costs associated with the settlement. Protection's increase in benefits to policyholders was partially offset by a decrease of $9.6 million, or 48.7%, in other operating costs and expenses and a decrease in non-traditional life business amortization of deferred policy acquisition costs of $6.1 million, or 64.9%. The decrease in other operating costs and expenses was due to increased credits of $10.6 million for reinsurance ceded expense allowances, resulting from both a new traditional life insurance treaty implemented during 2001 and growth in the non-traditional life insurance business. The decrease in amortization of deferred policy acquisition costs in the non-traditional life insurance business was due to additional amortization in the prior period, resulting from the implementation of new modeling systems. Benefits and expenses in the Asset Gathering Segment increased $3.6 million, or 67.9%, for the quarter ended June 30, 2002, due to a $2.2 million increase amortization of deferred policy acquisition costs. The increase in amortization of deferred policy acquisition costs was due to poor separate account performance, offset by policies sold to the Parent Company in the prior year. This was coupled with an increase in benefits to policyholders of $0.9 million, or 36.0%, due to an increase in guaranteed minimum death benefit payments.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Consolidated pre-tax income of $81.3 million, for the six months ended June 30, 2002 decreased by $26.5 million, or 24.6%, from the prior year. The Protection Segment's pre-tax income decreased $21.7 million, or 21.2%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due to an increase in net realized investment and other losses of $16.0 million, a decrease in premiums of $4.0 million, or 12.6%, a decrease in universal life and investment-type product charges of $3.0 million, or 1.9%, and an increase in benefits to policyholders of $52.8 million, or 42.8%. Offsetting these changes was a decrease in amortization of deferred policy acquisition costs of $19.9 million, or 71.1%, a decrease in other operating costs and expenses of $18.1 million, or 43.9%, and an increase in net investment income of $15.1 million, or 13.5%. Pre-tax income in the Asset Gathering Segment decreased $4.8 million, or 85.7%, for the six months ended June 30, 2002 from that reported in the comparable prior year period. The change in Asset Gathering was due to a decrease of $7.9 million, or 33.1%, in universal life and investment-type product charges partially offset by an increase of $1.5 million, or 107.1%, in net investment income and an increase of $1.3 million in other income.

Revenues of $315.1 million for the six months ended June 30, 2002 decreased $13.0 million, or 4.0%, compared to the six months ended June 30, 2001, due to a decrease of $7.9 million, or 2.6%, in revenues in the Protection Segment and a decrease of $5.1 million, or 22.7%, in revenues in the Asset Gathering Segment. The Protection Segment's decrease in revenues was driven by an increase of $16.0 million in net realized investment and other losses due to losses on fixed maturity investments, a decrease of $4.0 million, or 12.6%, in premiums as a result of a higher percentage of the traditional life insurance business being reinsured, and a decrease of $3.0 million, or 1.9%, in universal life and investment-type product charges, due to lower amortization of unearned revenue on non-traditional life insurance business, offset by an increase of $15.1 million, or 13.5%, in net investment income. The increase in net investment income was driven by to a 22.3% increase in average asset balances offset by a 57 basis point decrease in yields. Revenues in the Asset Gathering Segment decreased $5.1 million, or 22.7%, due to decreases of approximately $7.9 million, or 33.1%, in universal life and investment-type product charges offset by an increase in net investment income of $1.5 million, or 107.1%, and an increase in other revenue of $1.3 million for the six months ended June 30, 2002 from that reported in the comparable prior year period. The decrease in universal life and investment-type product charges was driven by lower account values due to poor separate account performance and policies sold to the Parent Company as part of the safe harbor annuity exchange program. The increase in net investment income was due to a $43 million increase in average assets, principally due to the fixed annuity product line, which was first offered by the Company in the last quarter of the prior year and the increase in other income was due to a gain on sale of policies to the Parent Company.

Benefits and expenses of $233.8 million for the six months ended June 30, 2002 increased $13.5 million, or 6.1%, compared to the six months ended June 30, 2001, due to an increase of $13.6 million, or 6.7%, in the Protection Segment. The increase in Protection was driven by an increase in benefits to policyholders of $52.8 million, or 42.8%, driven by the non-traditional life insurance business, as universal life account values increased by 25.0% compared to the prior year period. In addition, Protection Segment benefits to policyholders increased $6.9 million due to a reserve recorded for the settlement of the "Modal Premium" class action lawsuit. (See Note 4 - Contingencies and Other Matters in the notes to the unaudited consolidated financial statements). The reserve was recorded to provide relief to class members and for legal and administrative costs associated with the settlement. Protection's increase in benefits to policyholders was partially offset by a decrease of $19.9 million, or 71.1%, in

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

amortization of deferred policy acquisition costs and a decrease of $18.1 million, or 43.9%, in other operating costs and expenses. The decrease in amortization of deferred policy acquisition costs was driven by poor mortality experience on the non-traditional insurance business. The decrease in other operating costs and expenses was due to increased credits of $21.2 million for reinsurance ceded expense allowances, resulting from both a new traditional life reinsurance treaty implemented during 2001 and growth in the non-traditional life insurance business. Benefits and expenses in the Asset Gathering Segment decreased $0.3 million, or 6.7%, for the six months ended June 30, 2002, due to a $1.8 million decrease in amortization of deferred policy acquisition costs, driven by lower account balances due to the sale of policies to the Parent Company in the prior year, offset by separate account performance. This was partially offset by and increase in other operating costs and expenses of $1.4 million driven by an increase in guaranteed minimum death benefit payments.

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

                                              Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                                2002       2001       2002       2001
                                             ----------------------------------------
Segment Data: (1) ........................                 (in millions)
Segment after-tax operating income:
  Protection Segment .....................   $  35.0    $  32.7    $  68.0    $  64.4
  Asset Gathering Segment ................       0.4        3.7        1.7        3.4
                                             ------------------    ------------------
  Total segment after-tax operating income      35.4       36.4       69.7       67.8

After-tax adjustments: (1)
  Net realized investment and
    other gains (losses) .................      (1.8)      (0.2)      (9.8)       0.2
  Class action lawsuit ...................      (4.5)      --         (4.5)      --
  Restructuring charges ..................      --         --          0.3       --
                                             ------------------    ------------------
  Total after-tax adjustments ............      (6.3)      (0.2)     (14.0)       0.2
                                             ------------------    ------------------

GAAP Reported:
  Income before cumulative effect
    of accounting change .................      29.1       36.2       55.7       68.0
  Cumulative effect of accounting change,
  net of tax .............................      --         --         --         (1.6)
                                             ------------------    ------------------
  Net income .............................   $  29.1    $  36.2    $  55.7    $  66.4
                                             ==================    ==================

(1)   See "Adjustments to GAAP Reported Net Income" set forth below.

Adjustments to GAAP Reported Net Income

Our GAAP reported net income was affected by net realized investment and other gains (losses) and other unusual or non-recurring events and transactions presented in the reconciliation of GAAP reported net income to segment after-tax operating income in Note 3 -- Segment Information in the notes to the unaudited consolidated financial statements. A description of these adjustments follows.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

In both periods, net realized investment and other gains (losses) have been excluded from segment after-tax operating income because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers.

Net realized investment and other gains (losses) have been reduced by amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains (losses). We believe presenting net realized investment and other gains (losses) in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the three and six months ended June 30, 2002 and 2001.

                                                 Three Months Ended    Six Months Ended
                                                      June 30,              June 30,
                                                  2002       2001        2002     2001
                                                 --------------------------------------
                                                             (in millions)

Net realized investment and other gains
  (losses) ...................................   $(4.3)     $ 0.9       $(20.0)   $ 1.7

Less amortization of deferred policy
  acquisition costs related to net realized
  investment and other gains .................     1.3       (0.9)         4.6     (1.1)
                                                 ----------------       ---------------
Net realized investment and other gains,
  net of related amortization of deferred
  policy acquisition costs per unaudited
  consolidated
  financial statements .......................    (3.0)      --          (15.4)     0.6

Less income tax effect .......................     1.2       (0.2)         5.6     (0.4)
                                                 ----------------       ---------------
Net realized investment and other gains
  (losses), net - after-tax adjustment to
  calculate segment operating income .........   $(1.8)     $(0.2)      $ (9.8)   $ 0.2
                                                 ================       ===============

The Company incurred restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. After-tax restructuring gains due to curtailment of pension benefits were $0.3 million for the three and six month periods ended June 30, 2002. No such gains were incurred in the three month periods ended June 30, 2002 and 2001, respectively, or in the six month period ended June 30, 2001.

The Company incurred a $4.5 million after-tax charge related to the settlement of the Modal Premium class action lawsuit. The settlement agreement involves policyholders who paid premiums on a monthly, quarterly, or semi-annual basis rather than annually. The settlement costs are intended to provide for relief to class members and for legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. Although some uncertainty remains as to the entire cost of claims, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided by the Company.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                            Three Months Ended  Six Months Ended
                                                 June 30,             June 30,
                                             2002       2001      2002      2001
                                            ------------------------------------
                                                       (in millions)

Revenues (1) ............................   $157.5    $148.1    $313.0    $305.0

Benefits and expenses ...................    105.4      98.8     210.8     203.4

Income taxes ............................     17.1      16.6      34.2      37.2
                                            ----------------    ----------------

Segment after-tax operating income (1) ..     35.0      32.7      68.0      64.4
                                            ----------------    ----------------

After-tax adjustments: (1)
  Net realized investment and other gains
    (losses) ............................     (1.8)     (0.2)     (9.8)      0.2
  Class action lawsuit ..................     (4.5)     --        (4.5)     --
  Restructuring charges .................     --        --         0.3      --
                                            ----------------    ----------------
Total after-tax adjustments .............     (6.3)     (0.2)    (14.0)      0.2

GAAP Reported:
Income before cumulative effect of
  accounting change .....................     28.7      32.5      54.0      64.6
Cumulative effect of accounting change,
  net of tax ............................     --        --        --        (1.6)
                                            ----------------    ----------------
Net income ..............................   $ 28.7    $ 32.5    $ 54.0    $ 63.0
                                            ================    ================

Other Data:
Segment after-tax operating income:
  Non-traditional life (variable and
    universal life) .....................   $ 32.5    $ 30.6    $ 66.5    $ 63.9
  Traditional life ......................      2.5       2.1       1.5       0.5
                                            ----------------    ----------------
Segment after-tax operating income (1) ..   $ 35.0    $ 32.7    $ 68.0    $ 64.4
                                            ================    ================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Segment after-tax operating income was $35.0 million for the three months ended June 30, 2002, an increase of $2.3 million, or 7.0%, from $32.7 million for the three months ended June 30, 2001. Non-traditional life insurance business after-tax operating income increased $1.9 million. Traditional life insurance business after-tax operating income increased $0.4 million.

Revenues were $157.5 million for the three months ended June 30, 2002, an increase of $9.4 million, or 6.3%, from $148.1 million for the three months ended June 30, 2001. Revenue growth was due to an increase in net investment income of $10.0 million, or 18.5%, offset by a $0.8 million decrease in premiums. The increase in net investment income was due to a 22.3% increase in average invested assets offset by a 26 basis point decrease in yields. The decrease in premiums was due to a higher percent of the traditional life insurance business being reinsured. Ceded reinsurance premiums as a percent of direct premiums were at 44% in the current period, compared to 20% in the prior period, resulting from a new traditional life insurance reinsurance treaty implemented during 2001.

Benefits and expenses were $105.4 million for the three months ended June 30, 2002, an increase of $6.6 million, or 6.7%, from $98.8 million for the three months ended June 30, 2001. Benefits to policyholders increased $22.9 million, or 35.7%, due to the growth in the non-traditional life insurance business, as universal life account balances

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

increased by 25.0% compared to the prior year period. Offsetting this increase was a decrease in other operating costs and expenses of $9.6 million, or 48.7%, and a decrease in non-traditional life business' amortization of deferred policy acquisition costs of $6.1 million, or 64.9%; the prior period included additional amortization resulting from the implementation of new modeling systems. The lower operating expenses were due to increased credits of $10.6 million for reinsurance ceded expense allowances, resulting from both a new traditional life insurance reinsurance treaty implemented during 2001 and growth in the non-traditional life insurance business. The Segment's effective tax rate on operating income decreased to 32.8% for the three months ended June 30, 2002 from 33.7% for the comparable prior year period, due to increased deductions for general account dividends received on common stock investments.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Segment after-tax operating income was $68.0 million for the six months ended June 30, 2002, an increase of $3.6 million, or 5.6%, from $64.4 million for the six months ended June 30, 2001. Non-traditional life insurance business after-tax operating income increased $2.6 million. Traditional life insurance business after-tax operating income increased $1.0 million.

Revenues were $313.0 million for the six months ended June 30, 2002, an increase of $8.0 million, or 2.6%, from $305.0 million for the six months ended June 30, 2001. Revenue growth was driven by a $15.1 million increase in net investment income offset by a $4.0 million decrease in premiums and a $3.0 million decrease in universal life and investment-type product charges. The increase in net investment income was due to a 22.3% increase in average invested assets offset by a 57 basis point decrease in yields. The decline in premiums is due to a higher percent of the traditional life insurance business being reinsured. Ceded reinsurance premiums as a percent of direct premiums were at 45% in the current period, compared to 18% in the prior period resulting from a new traditional life insurance reinsurance treaty implemented during 2001. The decrease in universal life and investment-type product charges was due to lower amortization of unearned revenue of $8.6 million on the non-traditional life insurance business, partially offset by an increase in cost of insurance fees of $2.6 million. Cost of insurance fees was up due to a 7.6% growth of the variable life insurance in force.

Benefits and expenses were $210.8 million for the six months ended June 30, 2002, an increase of $7.4 million, or 3.6%, from $203.4 million for the six months ended June 30, 2001. Benefits to policyholders increased $46.1 million, or 37.4%, due to the growth in the non-traditional life insurance business, as universal life account values increased by 25.0% compared to the prior year period. Offsetting this increase were a decrease in amortization of deferred policy acquisition costs of $19.9 million, or 71.1%, and a decrease in other operating costs and expenses of $17.7 million, or 43.0%. The decrease in amortization of deferred policy acquisition costs was due to poor mortality experience on the non-traditional life insurance business and also, additional amortization in the prior period resulted from the implementation of new modeling systems. The lower operating expenses were due to increased credits of $21.2 million for reinsurance ceded expense allowances, resulting from both a new traditional life reinsurance treaty implemented during 2001 and growth in the non-traditional life insurance business. The Segment's effective tax rate on operating income decreased to 33.5% for the six months ended June 30, 2002 from 36.6% for the comparable prior year period, due to increased deductions for general account dividends received on common stock investments.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Asset Gathering Segment

The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                             Three Months Ended     Six Months Ended
                                                    June 30,            June 30,
                                                2002       2001     2002       2001
                                             ---------------------------------------
                                                           (in millions)

Revenues (1) .............................   $   8.4    $  11.0   $  17.5    $  22.5

Benefits and expenses ....................       8.9        5.3      16.6       16.9

Income taxes .............................      (0.9)       2.0      (0.8)       2.2
                                             ------------------   ------------------

Segment after-tax operating income (1) ...       0.4        3.7       1.7        3.4
                                             ------------------   ------------------

GAAP Reported:
Net income ...............................   $   0.4    $   3.7   $   1.7    $   3.4
                                             ==================   ==================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Segment after-tax operating income was $0.4 million for the three months ended June 30, 2002, a decrease of $3.3 million, or 89.2%, from the comparable prior year period. The decrease in segment after-tax operating income was due to $2.6 million decrease in revenues due to the sale, at fair value, of certain policies by the Company to its Parent as part of the safe harbor annuity exchange program and poor equity market performance.

Revenues were $8.4 million for the three months ended June 30, 2002 a decrease of $2.6 million, or 23.6%, from $11.0 million for the comparable prior year period. Lower revenues were due to a decrease in investment-type product charges of $3.6 million, or 31.0%, to $8.0 million for the three months ended June 30, 2002 from $11.6 million reported in the comparable prior year period. Investment-type product charges decreased as a result of lower account values due to poor separate account performance and policies sold to the Parent Company, as part of the safe harbor exchange program. This decrease was partially offset by an increase in net investment income of $1.1 million for the three months ended June 30, 2002, due to a $35.7 million increase in average assets in the fixed annuity product line, which was first offered by the Company in the fourth quarter of 2001.

Benefits and expenses increased $3.6 million, or 67.9%, to $8.9 million for the three months ended June 30, 2002 from $5.3 million reported in the comparable prior year period. The increase in benefits and expenses is due to a $2.2 million increase in amortization of deferred policy acquisition costs driven by poor separate account performance partially offset by policies sold to the Parent Company in the prior year. In our modeling one scenario involved additional declines of 10% in the equity markets in each of the two subsequent quarters to June 30, 2002. We capped expected future returns in the mid-teen level. These facts would result in a one-time write off of deferred policy acquisition costs by the fourth quarter of 2002 of approximately $5 to $6 million, after-tax. In addition, amortization of deferred policy acquisition costs would increase by approximately $0.5 to $1.0 million, after-tax, per quarter. This increase in deferred policy acquisition costs was coupled with an increase in benefits to policyholders of $1.0 million, or 40.0%, principally due to an increase in interest credited to fixed annuity contractholders, as average liabilities increased $37.3 million. The Segment's effective tax rate on operating income was (180.0)%, for the three months ended June 30, 2002, due to increased dividend received deductions in variable annuity separate accounts, compared to an effective tax rate on operating income of 35.1%, for the three months ended June 30, 2001.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Segment after-tax operating income was $1.7 million for the six months ended June 30, 2002, a decrease of $1.7 million, or 50.0%, from the comparable prior year period. The decrease was due to a decrease of $5.0 million in revenues.

Revenues were $17.5 million for the six months ended June 30, 2002, a decrease of $5.0 million, or 22.2%, from the comparable prior year period. Revenue consists primarily of $16.0 million in investment-type product charges on variable annuity products, which decreased $7.9 million from the prior period. Investment-type product charges decreased as a result of lower account values due to poor separate account performance and policies sold to the Parent Company, as part of the safe harbor exchange program. This decrease was partially offset by an increase in net investment income of $1.6 million for the three months ended June 30, 2002, due in part to an increase of $23.4 million in average invested assets in the fixed annuity product line, which was first offered by the Company in the fourth quarter of 2001.

Benefits and expenses decreased $0.3 million, or 1.8%, to $16.6 million for the six months ended June 30, 2002 from $16.9 million reported in the comparable prior year period. The decrease in benefits and expenses is due to a $1.8 million decrease in amortization of deferred policy acquisition costs driven by lower account balances, as noted, offset by poor separate account performance. In our modeling one scenario involved additional declines of 10% in the equity markets in each of the two subsequent quarters to June 30, 2002. We capped expected future returns in the mid-teen level. These facts would result in a one-time write off of deferred policy acquisition costs by the fourth quarter of 2002 of approximately $5 to $6 million, after-tax. In addition amortization of deferred policy acquisition costs would increase by approximately $$0.5 to $1.0 million, after-tax, per quarter. Offsetting the decrease to amortization of deferred policy acquisition costs was an increase in other operating costs and expenses of $1.4 million, to $3.8 million, resulting from higher state licensing fees. The Segment's effective tax rate on operating income was (88.9)%, for the six months ended June 30, 2002, due to increased dividend received deductions in variable annuity separate accounts, compared to an effective tax rate on operating income of 39.3%, for the three months ended June 30, 2001.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

General Account Investments

We manage our general account assets in investment segments that support specific classes of product liabilities. These investment segments permit us to implement investment policies that both support the financial characteristics of the underlying liabilities, and also provide returns on our invested capital. The investment segments also enable us to gauge the performance and profitability of our various businesses.

Asset/Liability Risk Management

Our primary investment objective is to maximize after-tax returns within acceptable risk parameters. We are exposed to two primary types of investment risk:

      o     Interest rate risk, meaning changes in the market value of fixed maturity securities as interest rates change over time, and
      o     Credit risk, meaning uncertainties associated with the continued
            ability of an obligor to make timely payments of principal and interest

We use a variety of techniques to control interest rate risk in our portfolio of assets and liabilities. In general, our risk management philosophy is to limit the net impact of interest rate changes on our assets and liabilities. Assets are invested predominantly in fixed income securities, and the asset portfolio is matched with the liabilities so as to eliminate the company's exposure to changes in the overall level of interest rates. Each investment segment holds bonds, mortgages, and other asset types that will satisfy the projected cash needs of its underlying liabilities. Another important aspect of our asset-liability management efforts is the use of interest rate derivatives. We selectively apply derivative instruments, such as interest rate swaps and futures, to reduce the interest rate risk inherent in combined portfolios of assets and liabilities. For a more complete discussion of the interest rate risk management practices, please see the Interest Rate Risk section in the Quantitative and Qualitative Disclosures about Market Risk section of this document.

Management of credit risk is central to our business and we devote considerable resources to the credit analysis underlying each investment acquisition. Our corporate bond management group employs a staff of highly specialized, experienced, and well-trained credit analysts. We rely on these analysts' ability to analyze complex private financing transactions and to acquire the investments needed to profitably fund our liability requirements. In addition, when investing in private fixed maturity securities, we rely upon broad access to proprietary management information, negotiated protective covenants, call protection features and collateral protection.

Our bond portfolio is reviewed on a continuous basis to assess the integrity of current quality ratings. As circumstances warrant, specific investments are "re-rated" with the adjusted quality ratings reflected in our investment system. All bonds are evaluated regularly against the following criteria:

      o     material declines in the issuer's revenues or margins;
      o     significant management or organizational changes;
      o     significant uncertainty regarding the issuer's industry;
      o debt service coverage or cash flow ratios that fall below industry-specific thresholds;
      o     violation of financial covenants; and
      o     other business factors that relate to the issuer.

Product prices are set on the basis of expected default losses over the long term. Actual losses therefore vary above and below this average, and the market value of the portfolio as a whole also changes as market credit spreads move up and down during an economic cycle. The Company is able to hold to this investment strategy over the long term, both because of its strong capital position, the fixed nature of its liabilities and the matching of those liabilities with assets, and because of the experience gained through many decades of a consistent investment philosophy. Despite the current high levels of market default rates and widened credit spreads, we expect losses on our investment portfolio to approximate priced for losses over the long term. We generally intend to hold all of our fixed maturity investments to maturity to meet liability payments, and to ride out any unrealized gains and losses over the long term.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Overall Composition of the General Account

Invested assets, excluding separate accounts, totaled $3.9 billion and $3.6 billion as of June 30, 2002 and December 31, 2001, respectively. The portfolio composition has not significantly changed at June 30, 2002 as compared to December 31, 2001. The following table shows the composition of investments in our general account portfolio.

                                          As of June 30,       As of December 31,
                                              2002                     2001
                                    ----------------------------------------------
                                      Carrying      % of      Carrying       % of
                                       Value       Total        Value        Total
                                    ----------------------------------------------
                                    (in millions)           (in millions)

Fixed maturity securities (1)        $2,788.2       71.5%     $2,496.2      69.0%
Mortgage loans (2)                      621.3       16.0         580.9      16.0
Real estate                              20.4        0.5          20.6       0.6
Policy loans (3)                        362.6        9.3         352.0       9.7
Equity securities                        15.5        0.4          13.1       0.4
Other invested assets                    46.1        1.2          39.6       1.1
Short-term investments                    0.1        0.0           0.0       0.0
Cash and cash equivalents (4)            44.0        1.1         115.4       3.2
                                    ----------------------------------------------

  Total invested assets              $3,898.2      100.0%     $3,617.8     100.0%
                                    ==============================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $48.6 million and $45.6 million as of June 30, 2002 and December 31, 2001, respectively. The total fair value of the fixed maturity security portfolio was $2,787.5 and $2,494.6 million, at June 30, 2002 and December 31, 2001, respectively.
(2) The fair value of the mortgage loan portfolio was $656.3 and $604.3 million as of June 30, 2002 and December 31, 2001, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company.

Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of June 30, 2002, fixed maturity securities represented 71.5% of general account investment assets with a carrying value of $2.8 billion, roughly comprised of 63% public securities and 37% private securities. Each year the Company directs the majority of its net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's assets.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

             Fixed Maturity Securities -- By Industry Classification

                                                                As of June 30, 2002
                               ---------------------------------------------------------------------------------
                                                          Carrying Value              Carrying Value
                                                          of Securities                of Securities
                                 Total          Net         with Gross       Gross      with Gross       Gross
                                Carrying    Unrealized      Unrealized     Unrealized   Unrealized     Unrealized
                                 Value      Gain (Loss)       Gains          Gains        Losses         Losses
                               ---------------------------------------------------------------------------------
                                                                  (in millions)
Corporate securities:
  Banking and finance ......   $  387.6      $   12.8       $  314.9      $   14.4      $   72.7        $   (1.6)
  Communications ...........      121.3          (5.1)          71.2           2.4          50.1            (7.5)
  Government ...............       61.9           2.9           51.6           3.2          10.3            (0.3)
  Manufacturing ............      494.8           4.4          353.8          17.1         141.0           (12.7)
  Oil & gas ................      295.8          (2.1)         195.9          10.0          99.9           (12.1)
  Services / trade .........      183.8           5.3          145.0           6.5          38.8            (1.2)
  Transportation ...........      195.2           1.0          125.1           6.1          70.1            (5.1)
  Utilities ................      494.9           8.3          310.7          22.1         184.2           (13.8)
                               ---------------------------------------------------------------------------------
Total Corporate Securities .    2,235.3          27.5        1,568.2          81.8         667.1           (54.3)

MBS/ABS ....................      517.2          12.9          455.6          16.6          61.6            (3.7)
U.S. Treasury securities and
  obligations of U.S. ......
  government agencies ......       25.1           1.3           23.5           1.3           1.6            --
Debt securities issued by
  foreign governments ......        6.2           0.3            5.3           0.4           0.9            (0.1)
Obligations of states and
  political subdivisions ...        4.4           0.2            4.4           0.2          --              --
                               ---------------------------------------------------------------------------------
    Total ..................   $2,788.2      $   42.2       $2,057.0      $  100.3      $  731.2        $  (58.1)
                               =================================================================================

      As of June 30, 2002, there are $100.3 million of gross unrealized gains and $58.1 million of the gross unrealized losses on the fixed maturities portfolio. $51.2 million, or 88.1%, of those unrealized losses are concentrated in the manufacturing, oil and gas, transportation, utility and communications industries. Only the communications and oil and gas industries have net unrealized losses.

Manufacturing: Manufacturing is a large, diverse sector encompassing cyclical industries. Low commodity prices continue to pressure the subsectors of mining, chemicals, metals, and forest products. When the economy recovers, these cyclical subsectors should recover and the bonds of companies in these subsectors should recover as well. We have financed these subsectors though several economic cycles and have the ability and intent to hold our investments until they recover in value or mature. Our portfolio should also benefit from our underwriting process where we stress test each company's financial performance through a recession scenario.

Oil & Gas: In the Oil & Gas industry much of our unrealized loss arises from companies in emerging markets, primarily Latin America. Our philosophy in emerging markets is to generally lend to those companies with dollar based export products such as oil companies. Emerging markets continue to experience significant stress and bond prices across most emerging market countries are down. However, our oil & gas investments are faring well as these companies have dollar based revenues to pay their debts and have continued to do so. In many cases, deals are structured so that all export revenues first pass through an offshore trust and our debt service is then paid before any dollars are released back to the company. This type of transaction is known as an export receivables deal. All of our Venezuelan transactions are structured in this manner.

Transportation: The Transportation sector consists largely of air, rail, and automotive manufacturers and service companies. All of these subsectors are experiencing cyclical downturns, particularly the airline industry, having

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

been hit both by the recession and the fallout from September 11. While most airlines are losing money, we lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles.

Utilities: The Utility sector has faced a number of challenges over the past few years including the California Power Crisis, the Enron bankruptcy, and the recession which has resulted in a drop in demand. More recently, there have been issues around energy trading activities and the financial liquidity of some large merchant industry players. These events caused a general widening in utility and project finance bond spreads over the course of the year. We expect a recovery in many of the utility bonds due to the following events: the situation in California has begun to stabilize, Southern California Edison has avoided bankruptcy, and individual companies have addressed their liquidity issues.

Communications: The Communication sector has experienced aggressive expansion which has resulted in considerable excess capacity. There have been high profile companies which have filed for bankruptcy. Among the remaining players, further pressure has resulted. Our strategy has been to focus on operating companies with strong balance sheets and diversified product offerings. As in past recessions, we see pressure on these bonds. We would expect improvement when the economy begins to recover.

The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                          As of June 30, 2002
                                       -----------------------------------------------------------
                                       Carrying Value of
                                        Securities with
                   S&P Equivalent       Gross Unrealized              Gross Unrealized
SVO Rating (1)     Designation (2)       Losses (3)(4)%     of Total   Losses (3)(4)    % of Total
--------------------------------------------------------------------------------------------------
                                        (in millions)                 (in millions)
       1           AAA/AA/A...........       $ 145.1         20.5%           $ 4.0           7.1%
       2           BBB................         391.0         55.3             27.8          49.0
       3           BB.................         112.8         15.9             13.8          24.3
       4           B..................          35.3          5.0              5.8          10.2
       5           CCC and lower......          15.8          2.2              5.0           8.8
       6           In or near default.           7.4          1.1              0.3           0.6
                                       -----------------------------------------------------------
                   Total..............       $ 707.4        100.0%           $56.7         100.0%
                                       ===========================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $23.8 million and unrealized losses of $1.4 million.
(4) Includes 60 securities that are awaiting an SVO rating with a carrying value of $98.0 million and unrealized losses of $4.7 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 13.4% and 8.1% of the total carrying value and total gross unrealized losses of securities in a loss position including redeemable preferred stock, respectively.

At June 30, 2002, $31.8 million, or 56.1%, of the gross unrealized losses are on securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

credit spreads since the securities were acquired. Any such unrealized losses are recognized in income if, and when, we decide to sell such securities (note that such a decision only would be made with respect to our available-for-sale portfolio). We believe that the discussion of securities with ongoing unrealized losses should focus on below investment grade securities that generally are more likely to develop credit concerns.

As of June 30, 2002, there are $24.9 million of the gross unrealized losses on the below investment grade securities in the fixed maturities portfolios. Of this amount, 72.1% has been in place for over six months. The Company believes, however, that after its comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or mature. The scheduled maturity dates for securities in an unrealized loss position at June 30, 2002 is shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                            June 30, 2002
                                              ----------------------------------------

                                                Carrying Value of
                                              Securities with Gross   Gross Unrealized
                                                 Unrealized Loss            Loss
                                              ----------------------------------------
                                                            (in millions)

Due in one year or less ....................        $ 20.7                  $  1.8
Due after one year through five years ......         232.3                    18.7
Due after five years through ten years .....         251.6                    22.7
Due after ten years ........................         165.0                    11.2
                                              ----------------------------------------

Mortgage-backed securities .................          61.6                     3.7
                                              ----------------------------------------

Total ......................................        $731.2                  $ 58.1
                                              ========================================

The following are the securities that had the largest unrealized loss as of June 30, 2002:

                                                                Carrying   Unrealized
Description of Issuer                                             Value        Loss
--------------------------------------------------------------------------------------
                                                                    (in millions)
Petrochemical and related products producer...............       $ 5.1        $ 1.7
Argentinean oil company with US dollar based cash flows...         1.5          1.5
Large US wireless communications company..................         8.9          1.4
US telecommunications company.............................         1.3          1.0

The securities above have undergone thorough analysis by our investment professionals, and at this time we believe that the borrowers have the financial capacity to make all required contractual payments on the notes when due, and we intend to hold these securities until they either mature or recover in value.

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

The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews (See the SVO website at www.naic.org/1SVO/, for more information). Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poors (S&P) and Moody's (i.e., BBB-/Baa3

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

The following table sets forth the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation. The majority of bonds are investment grade, with 88.4% and 87.7% invested in Category 1 and 2 securities as of June 30, 2002 and December 31, 2001, respectively. Below investment grade bonds were 11.6% and 12.3% of fixed maturity investments excluding redeemable preferred stocks and 8.2% and 8.4% of total invested assets as of June 30, 2001 and December 31, 2001, respectively. This allocation reflects the Company's strategy of avoiding the unpredictability of interest rate risk in favor of relying on the ability of bond analysts to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future.

A majority (62.5%) of the below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $23.1 million and $24.7 million as of June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001, $0.4 million and $0.5 million, respectively of interest on bonds in or near default was included in accrued investment income. It is the Company's policy to reverse any accrued investment income and cease accruing interest income on bonds in or near default and to only accrue interest income on bonds near default that the Company expects to collect. Management judgment is used and the actual results could be materially different.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                     Fixed Maturity Securities -- By Quality

                                                        As of June 30,         As of December 31,
                                                            2002                     2001
                                                  --------------------------------------------------
     SVO                 S&P Equivalent             Carrying      % of      Carrying       % of
  Rating (1)            Designation (2)           Value (3)(4)    Total   Value (3)(4)     Total
----------------------------------------------------------------------------------------------------
                                                  (in millions)           (in millions)

      1       AAA/AA/A.....................          $  975.3       35.6%    $  910.4       37.2%
      2       BBB..........................           1,445.9       52.8      1,237.9       50.5
      3       BB...........................             198.9        7.3        190.2        7.8
      4       B............................              68.1        2.5         59.7        2.4
      5       CCC and lower................              28.3        1.0         27.7        1.1
      6       In or near default...........              23.1        0.8         24.7        1.0
                                                  --------------------------------------------------
              Total........................          $2,739.6      100.0%    $2,450.6      100.0%
                                                  ==================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $48.6 million and $45.6 million as of June 30, 2002 and December 31, 2001, respectively.
(4) Includes 209 securities that are awaiting an SVO rating with a carrying value of $366.1 million as of June 30, 2002. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.

Mortgage Loans. As of June 30, 2002 and December 31, 2001, the Company held mortgage loans with a carrying value of $621.3 million and $580.9 million, respectively, including $170.2 million and $166.3 million, respectively, of agricultural loans and $451.1 million and $414.6 million, respectively, of commercial loans.

The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agribusiness, timber and production agriculture.

                                  As of June 30, 2002                   As of December 31, 2001
                          -------------------------------------   ------------------------------------
                           Amortized   Carrying    % of Total      Amortized  Carrying    % of Total
                              Cost       Value   Carrying Value      Cost       Value   Carrying Value
                          -------------------------------------   ------------------------------------
                               (in millions)                          (in millions)
Agri-business               $ 113.6    $ 112.9       66.3%          $115.0     $112.8        67.8%
Timber                         57.2       56.8       33.4             52.8       52.4        31.5
Production agriculture          0.5        0.5        0.3              1.1        1.1         0.7
                          -------------------------------------   ------------------------------------
  Total                     $ 171.3    $ 170.2      100.0%          $168.9     $166.3       100.0%
                          =====================================   ====================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Investment Results

The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on the general account portfolio decreased from the second quarter of the prior year. The lower yield was the result of old assets rolling over into new investments with lower interest rates. The inflow of new cash was invested at rates that were lower than the overall portfolio earnings rate during the second quarter of 2001.

                                                  Three Months Ended                              Six Months Ended
                                            As of                   As of                  As of                    As of
                                        June 30, 2002           June 30, 2001          June 30, 2002            June 30, 2001
                                       ----------------------------------------------------------------------------------------
                                       Yield    Amount         Yield    Amount         Yield    Amount         Yield    Amount
                                       ----------------------------------------------------------------------------------------
                                              (in millions)          (in millions)           (in millions)         (in millions)
General account assets-excluding
policy loans
  Gross income                         7.14%   $   61.2        7.34%   $   50.0        7.05%   $  119.9        7.65%   $  103.4
  Ending assets-excluding
    policy loans                                3,535.6                 2,758.8                 3,535.6                 2,758.8
Policy loans
  Gross income                         6.15%        5.5        5.93%        5.1        5.77%       10.3        6.56%       11.1
  Ending assets                                   362.6                   342.5                   362.6                   342.5

    Total gross income                 7.05%       66.7        7.18%       55.1        6.93%      130.2        7.53%      114.5
    Less: investment expenses                      (1.7)                   (1.2)                   (3.0)                   (4.0)
                                               --------                --------                --------                --------
      Net investment income            6.87%   $   65.0        7.03%   $   53.9        6.77%   $  127.2        7.27%   $  110.5
                                               ========                ========                ========                ========

Impairments: The Company has a process in place to identify securities that could potentially have an impairment that is other than temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

At the end of each quarter, the Parent's Investment Review Committee reviews all securities trading below ninety cents on the dollar to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Parent's Committee of Finance, a subcommittee of the Board of Directors, quarterly. To supplement this process, a bi-annual review is made of the entire fixed maturity portfolio to assess credit quality including a review of all impairments with the Parent's Committee of Finance.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company's ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected of have more of an impact on the issuer than anticipated, and (3) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value.

Any of these situations could result in a charge to earnings in a future period to the extent of the impairment charge recorded. Because the majority of our portfolio is classified as available-for-sale and held at fair value with the related unrealized gains (losses) recorded in shareholders' equity, the charge to earnings would not have a significant impact on shareholders' equity.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The Company recorded losses on fixed maturity securities of $15.5 million in the first six months of 2002, which were driven primarily by write-downs and sales of securities. The following list shows the largest losses, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at June 30, 2002.

      o $8.4 million on securities issued by the holding company of a large domestic power producer that was downgraded to below investment grade status in July due to liquidity concerns. We also hold senior debt at various projects of this producer that is supported by the cash flows of those projects and does not depend on the financial support of the parent.
      o $4.2 million on securities of an Australian power project that failed to produce the benefits expected from the deregulation of that country's power industry. The circumstances of this impairment have no impact on other investments.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate capital needs to facilitate business operations. Historically, our principal cash flow sources have been premiums, deposits and charges on policies, investment income, maturing investments and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with our various life insurance and annuity products and to the funding of investments in new products, processes and technologies.

Product liabilities include the payment of benefits under life insurance policies and annuity contracts and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

The liquidity of our insurance operations is also related to the overall quality of our investments. As of June 30, 2002, $2,421.2 million, or 88.4% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $318.4 million, or 11.6%, of fixed maturity investments, and 8.2% of invested assets, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

Net cash (used in) provided by operating activities was $(89.3) million and $140.4 million for the six months ended June 30, 2002 and 2001, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $229.7 million decrease in the first six months of 2002 compared to the same period in 2001 resulted primarily from a $235.0 million decrease in policy liabilities.

Net cash used in investing activities was $344.3 million and $321.9 million for the six months ended June 30, 2002 and 2001, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The increase in cash used in investing activities in 2002 as compared to 2001 resulted from increased net

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

acquisitions of mortgage loans of $35.8 million and a reduction in short-term investment maturities, prepayments and scheduled redemptions of $31.7 million during the six months ended June 30, 2002 as compared to same period in 2001. Partially offsetting these uses of cash was an increase in net sales and maturities, prepayments and scheduled redemptions of fixed maturities of $39.0 million during the same six month period.

Net cash (used in) provided by financing activities was $362.2 million and $(46.2) million, for the six months ended June 30, 2002 and 2001, respectively. Changes in cash provided by financing activities relate to excess deposits or withdrawals under investment type contracts. The $408.4 increase for the first six months of 2002 as compared to the same period in 2001 resulted from a $116.2 million increase in cash payments received as deposits for universal life insurance and investment-type contracts and a $292.2 million reduction in cash payments made on maturities and withdrawals of universal life insurance and investment-type contracts.

We maintain reinsurance programs designed to protect against large or unusual losses. Based on our review of our reinsurers' financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound, and, therefore, that we have so significant exposure to uncollectible reinsurance in excess of uncollectable amounts already recognized in our unaudited consolidated financial statements. The Company has also entered into reinsurance agreements which transfers risks and profits to John Hancock Life Insurance Company, the parent. The reinsurance agreements provide reinsurance expense allowances to reimburse the Company for the related expenses. The agreements cover variable annuity, variable life insurance and term life insurance contracts issued by the Company.

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

These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently-enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws), and the applications and interpretations given to these laws, may adversely affect the Company's sales of insurance and investment related products; (3) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (4) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our variable life insurance and variable annuity business; (5) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business;
(6) our life insurance and annuity sales are highly dependent on third party distribution relationships; (7) customers may not be responsive to new or existing products or distribution channels, (8) interest rate volatility may adversely affect our profitability; (9) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies; (10) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (11) we face investment and credit losses relating to our investment portfolio (12) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (13) we are subject to risk-based capital requirements and possible guaranty fund assessments; (14) we may be unable to retain personnel who are key to our business; (15) we face risks from ceded reinsurance business in respect to life insurance; (16) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits, could adversely affect the Company's future net income and financial position; (17) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (18) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

The Company has a process in place to identify securities that could potentially have an impairment that is other than temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

At the end of each quarter, the Parent's Investment Review Committee reviews all securities trading below ninety cents on the dollar to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of the analysis are reviewed by the Parent's Committee of Finance, a subcommittee of the Board of Directors, quarterly. To supplement this process, a bi-annual review is made of the entire fixed maturity portfolio to assess credit quality including a review of all impairments with the Parent's Committee of Finance.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company's ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated and (3) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value.

Any of these situations could result in a charge to earnings in a future period to the extent of the impairment charge recorded. Because the majority of our portfolio is classified as available-for-sale and held at fair value with the related unrealized gains (losses) recorded in shareholder's equity, the charge to earnings would not have a significant impact on shareholder's equity.

As of June 30, 2002 and December 31, 2002, the Company's fixed maturity portfolio was comprised of 88.4% and 87.7% investment grade securities and 11.6% and 12.3% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given the Parent's proprietary credit evaluation models and experienced personnel.

Interest Rate Risk

The Company maintains a tightly controlled approach to managing its potential interest rate risk. Interest rate risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets to support the issuance of our various interest-sensitive liabilities within our Protection and Asset Gathering Segments.

The Company manages interest rate sensitive segments of the business, and the supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., immediate annuities) sophisticated duration-matching techniques are utilized to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this type of management is expressed as a targeted duration mismatch of zero with an operational tolerance of 90 days, with other measures used for limiting exposure to non-parallel risk. For non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, liability cash flows are less predictable. Therefore, a conventional duration-matching strategy is less effective at managing the inherent risk. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of June 30, 2002 and December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting duration-managed liabilities was approximately $1,179.1 million and $1,226.1 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of December 31, 2001, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed assets and liabilities based on our targeted mismatch of zero, but could be -/+ $2.9 million based on our operational tolerance of 90 days.

The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of June 30, 2002 and December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $2,957.8 million and $1,587.2 million, respectively. A rate shock (as defined above) would decrease the fair value of these assets by $109.4 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities, thus minimizing the impact on surplus.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

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

The Parent's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Parent's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Parent's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions that are managing interest rate risk as of June 30, 2002. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                            As of June 30, 2002
                              ------------------------------------------------------------------------------
                                                                            Fair Value
                                                        ----------------------------------------------------
                                               Weighted
                                Notional    Average Term     -100 Basis                          +100 Basis
                                 Amount        (Years)     Point Change(1)   As of 6/30/02    Point Change(1)
                              ------------------------------------------------------------------------------
                                              (in millions, except for Weighted Average Term)

Interest rate swaps.......      $1,735.8          4.7          $(42.1)         $(17.0)             $ 5.6
Futures contracts.........          55.9          7.6            (3.2)            0.1                3.0
Interest rate caps........         239.4          5.3             1.0             2.2                4.3
Interest rate floors......         485.4          7.9            10.9             6.0                5.7
                              --------------            ----------------------------------------------------
    Totals................      $2,516.5          5.4          $(33.4)         $ (8.7)             $18.6
                              ==============            ====================================================

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On July 19, 2002, the Company announced it had entered into a class action lawsuit settlement agreement involving policyholders who paid premiums on a monthly, quarterly or semiannual basis, rather than annually. The class action lawsuit, known as the "Modal Premium" action, was filed in a New Mexico state court and is applicable to all United States policyholders in the class. As a result of the settlement, the Company has established a $6.9 million reserve as of June 30, 2002 to provide for relief to class members and for legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. Although some uncertainty remains as to the entire cost of claims, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

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

                                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY


                                  By: /s/ MICHELE G. VAN LEER
                                  ----------------------------------------------
August 8, 2002                    Michele G. Van Leer
                                  Vice Chairman and President


                                  By: /s/ EARL W. BAUCOM
                                  ----------------------------------------------
August 8, 2002                    Earl W. Baucom
                                  Controller
                                  (Principal Accounting Officer)