Form 10-Q
period 2002-09-30
HANCOCK JOHN VARIABLE LIFE INSURANCE CO
filed 2002-11-14
CIK 755110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares outstanding of our only class of common stock as of November 8, 2002:

                                     50,000

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                                 2002        December 31,
                                                              (Unaudited)        2001
                                                              ---------------------------
                                                                    (in millions)
Assets

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: September 30--$82.0; December 31--$82.1) ..   $    82.4         $    83.7
   Available-for-sale--at fair value
   (cost: September 30--$2,810.0; December 31--$2,391.9) ..     2,868.0           2,412.5
Equity securities:
   Available-for-sale--at fair value
   (cost: September 30--$14.0; December 31--$12.1) ........        14.6              13.1
Mortgage loans on real estate .............................       653.0             580.9
Real estate ...............................................        20.6              20.6
Policy loans ..............................................       360.1             352.0
Short-term investments ....................................         0.1                --
Other invested assets .....................................        73.2              39.6
                                                              ---------         ---------

   Total Investments ......................................     4,072.0           3,502.4

Cash and cash equivalents .................................        72.5             115.4
Accrued investment income .................................        72.3              60.8
Premiums and accounts receivable ..........................         2.1              12.5
Deferred policy acquisition costs .........................     1,109.3           1,060.8
Reinsurance recoverable ...................................       141.0             110.4
Other assets ..............................................       123.2             121.8
Separate account assets ...................................     5,609.6           6,729.1
                                                              ---------         ---------

   Total Assets ...........................................   $11,202.0         $11,713.2
                                                              =========         =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                           September 30,
                                                                              2002         December 31,
                                                                           (Unaudited)        2001
                                                                           ---------------------------
                                                                                  (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits .................................................   $ 3,827.2         $ 3,335.4
Policyholders' funds ...................................................         3.4               3.0
Unearned revenue .......................................................       230.9             221.0
Unpaid claims and claim expense reserves ...............................        22.3              25.0
Dividends payable to policyholders .....................................         0.3               0.3
Income taxes ...........................................................       193.2             191.1
Other liabilities ......................................................       277.6             242.7
Separate account liabilities ...........................................     5,609.6           6,729.1
                                                                           ---------         ---------

   Total Liabilities ...................................................    10,164.5          10,747.6

Commitments and contingencies - Note 4

Shareholder's Equity
Common stock, $50 par value; 50,000 shares authorized and outstanding ..         2.5               2.5
Additional paid in capital .............................................       572.4             572.4
Retained earnings ......................................................       443.0             377.8
Accumulated other comprehensive income .................................        19.6              12.9
                                                                           ---------         ---------

   Total Shareholder's Equity ..........................................     1,037.5             965.6
                                                                           ---------         ---------

   Total Liabilities and Shareholder's Equity ..........................   $11,202.0         $11,713.2
                                                                           =========         =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended    Nine months Ended
                                                                     September 30,        September 30,
                                                                   2002        2001      2002        2001
                                                                  ------------------    ------------------
                                                                                 (in millions)
Revenues
  Premiums ....................................................   $ 12.7      $ 15.0    $ 40.4      $ 46.7
  Universal life and investment-type product charges ..........     94.8        87.1     269.1       272.3
  Net investment income .......................................     68.1        57.6     195.3       168.1
  Net realized investment and other gains (losses), net of
    related amortization of deferred policy acquisition costs
    $1.6 and $(1.2) for the three months ended September 30,
    2002 and 2001 and $(2.9) and $(0.1) for the nine months
    ended September 30, 2002 and 2001, respectively ...........     (0.9)       (3.3)    (16.3)       (2.7)
  Other revenue ...............................................       --         0.1       1.3         0.2
                                                                  ------------------    ------------------

    Total revenues ............................................    174.7       156.5     489.8       484.6

Benefits and Expenses
  Benefits to policyholders ...................................     85.8        81.6     267.2       209.9
  Other operating costs and expenses ..........................     19.2        17.9      46.0        61.5
  Amortization of deferred policy acquisition costs,
    excluding amounts related to net realized investment and
    other gains (losses) $1.6 and $(1.2) for the three months
    ended September 30, 2002 and 2001 and $(2.9) and $(0.1)
    for the nine months ended September 30, 2002 and 2001,
    respectively ..............................................     48.8        13.1      64.6        50.6
  Dividends to policyholders ..................................      4.4         5.2      14.2        16.1
                                                                  ------------------    ------------------

    Total benefits and expenses ...............................    158.2       117.8     392.0       338.1
                                                                  ------------------    ------------------

Income before income taxes and cumulative
  effect of accounting change ...................................   16.5        38.7      97.8       146.5
Income taxes ....................................................    7.0         7.3      32.6        47.1
                                                                  ------------------    ------------------

Income before cumulative effect of accounting change ..........      9.5        31.4      65.2        99.4

Cumulative effect of accounting change, net of tax - Note 1 ...       --          --        --        (1.6)
                                                                  ------------------    ------------------

Net income ....................................................   $  9.5      $ 31.4    $ 65.2      $ 97.8
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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                        Accumulated
                                                          Additional                       Other         Total       Outstanding
                                               Common       Paid In         Retained   Comprehensive  Shareholder's     Shares
                                                Stock       Capital         Earnings       Income        Equity        (actual)
                                             -----------------------------------------------------------------------------------
                                                              (in millions, except outstanding shares data)

Balance at July 1, 2001 ..................   $    2.5      $  572.4         $  299.3      $   13.0      $  887.2          50,000

Comprehensive income:
   Net income ............................                                      31.4                        31.4

Other comprehensive income, net of tax:
   Net unrealized gains (losses) .........                                                    13.3          13.3
                                                                                                         --------
Comprehensive income .....................                                                                  44.7
                                             -----------------------------------------------------------------------------------

Balance at September 30, 2001 ............   $    2.5      $  572.4         $  330.7      $   26.3      $  931.9          50,000
                                             ===================================================================================

Balance at July 1, 2002 ..................   $    2.5      $  572.4         $  433.5      $   19.3      $1,027.7          50,000

Comprehensive income:
   Net income ............................                                       9.5                         9.5

Other comprehensive income, net of tax:
   Net unrealized gains (losses) .........                                                     0.3           0.3
                                                                                                          --------
Comprehensive income .....................                                                                   9.8
                                             -----------------------------------------------------------------------------------

Balance at September 30, 2002 ............   $    2.5      $  572.4         $  443.0      $   19.6      $1,037.5          50,000
                                             ===================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                                                    Accumulated
                                                          Additional                   Other          Total         Outstanding
                                                Common     Paid In        Retained  Comprehensive  Shareholder's      Shares
                                                Stock      Capital        Earnings     Income         Equity         (actual)
                                             ----------------------------------------------------------------------------------
                                                              (in millions, except outstanding shares data)

Balance at January 1, 2001 ...............   $    2.5     $  572.4       $  232.9     $   (2.2)       $  805.6           50,000

Comprehensive income:
  Net income .............................                                   97.8                         97.8

Other comprehensive income, net of tax:
  Net unrealized gains (losses) ..........                                                21.3            21.3
                                                                                                       --------
Comprehensive income .....................                                                               119.1
Change in accounting principle, net
    of tax - Note 1 ......................                                                 7.2             7.2
                                             ----------------------------------------------------------------------------------

Balance at September 30, 2001 ............   $    2.5     $  572.4       $  330.7     $   26.3        $  931.9           50,000
                                             ==================================================================================

Balance at January 1, 2002 ...............   $    2.5     $  572.4       $  377.8     $   12.9        $  965.6           50,000

Comprehensive income:
  Net income .............................                                   65.2                         65.2

Other comprehensive income, net of tax:
  Net unrealized gains (losses) ..........                                                 6.7             6.7
                                                                                                       --------
Comprehensive income .....................                                                                71.9
                                             ----------------------------------------------------------------------------------

Balance at September 30, 2002 ............   $    2.5     $  572.4       $  443.0     $   19.6        $1,037.5           50,000
                                             ==================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                  2002       2001
                                                                                 ------------------
                                                                                   (in millions)
Cash flows from operating activities:
  Net income .................................................................   $  65.2    $  97.8
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Amortization of discount - fixed maturities ..............................      (0.2)      (0.1)
    Net realized investment and other losses (gains) .........................      16.3        2.7
    Change in deferred policy acquisition costs ..............................     (71.2)     (62.8)
    Depreciation and amortization ............................................       1.0        0.5
    Increase in accrued investment income ....................................     (11.5)     (10.1)
    Decrease in premiums and accounts receivable .............................      10.4        3.5
    Increase in other assets and other liabilities, net ......................     (39.2)    (131.8)
    (Decrease) increase in policy liabilities and accruals, net ..............     (68.0)     272.2
    (Decrease) increase in income taxes ......................................      (1.5)      71.1
                                                                                 -------    -------

      Net cash (used in) provided by operating activities ....................     (98.7)     243.0

Cash flows from investing activities:
  Sales of:
    Fixed maturities available-for-sale ......................................     346.6       50.9
    Equity securities available-for-sale .....................................       6.5        4.7
    Real estate ..............................................................       0.3        0.1
  Maturities, prepayments and scheduled redemptions of:
    Fixed maturities held-to-maturity ........................................       2.6        3.5
    Fixed maturities available-for-sale ......................................     124.7      126.9
    Short-term investments and other invested assets .........................       2.2       36.9
    Mortgage loans on real estate ............................................      75.7       53.0
  Purchases of:
    Fixed maturities held-to-maturity ........................................      (1.1)      (1.2)
    Fixed maturities available-for-sale ......................................    (901.0)    (654.0)
    Equity securities available-for-sale .....................................      (6.9)      (1.2)
    Real estate ..............................................................      (0.1)      (0.5)
    Short-term investments and other invested assets .........................     (22.4)     (34.2)
  Mortgage loans on real estate issued .......................................    (126.8)     (43.5)
  Other, net .................................................................     (18.4)     (22.6)
                                                                                 -------    -------

      Net cash used in investing activities ..................................    (518.1)    (481.2)

Cash flows from financing activities:
  Universal life and investment-type contract deposits .......................     878.1      813.9
  Universal life and investment-type contract maturities and withdrawals .....    (304.2)    (719.9)
                                                                                 -------    -------

      Net cash provided by financing activities ..............................     573.9       94.0
                                                                                 -------    -------

      Net decrease in cash and cash equivalents ..............................     (42.9)    (144.2)

Cash and cash equivalents at beginning of period .............................     115.4      277.3
                                                                                 -------    -------

Cash and cash equivalents at end of period ...................................   $  72.5    $ 133.1
                                                                                 =======    =======

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K). All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Variable Life.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Deferred Policy Acquisition Costs and Unearned Revenue

Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. The Company tests the recoverability of its deferred policy acquisition costs quarterly with a model that uses data such as market performance, lapse rates, mortality experience and expense levels. As of September 30, 2002, the Company's deferred policy acquisition costs are deemed recoverable. Similarly, any amounts assessed for services to be provided over future periods are recorded as unearned revenue. For non-participating products, such costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For participating traditional life insurance policies, such costs are being amortized over the life of the contracts at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the contracts. Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance contracts and investment-type products, such costs and revenues are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges, investment results, and mortality and expense margins.

In the development of expected gross profits, the Company is required to estimate the growth in the policyholder account balances upon which certain asset based fees are charged. In doing so, the Company assumes that, over the long term, account balances will grow from investment performance. The rate of growth takes into account the current fixed income/equity mix of account balances as well as historical fixed income and equity returns. The Company also assumes that historical variances from the long-term rate will reverse over the next five year period. The resulting rates for the next five years are reviewed for reasonableness, and they are raised or lowered if they produce an annual growth rate that the Company believes to be unreasonable.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The effects on the amortization of deferred policy acquisition costs and unearned revenues of revisions to estimated gross margins and profits are reflected in earnings in the period such revisions are made. Expected gross profits or expected gross margins are discounted at periodically revised interest rates, which are applied to the remaining benefit period. At September 30, 2002, the average discount rate was 6.2% and the total amortization period life was 30 years for universal life products.

As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life and variable annuity businesses. First, we lowered the long-term growth rate assumption from 9% to 8%, gross of fees. Second, we lowered the average rates for the next five years from the mid-teens to 13%. Finally, we increased certain fee rates on these policies (the variable series trust (VST) fee increase). These three changes are referred to collectively elsewhere in this document as the Q3 unlocking. The results of these changes in assumptions at September 30, 2002 was a net write-off of deferred policy acquisition costs of $15.1 million in the variable annuity business in the Asset Gathering Segment and $10.2 million (net of $10.4 million of unearned revenue and $1.3 million in policy benefit reserves) in the variable life business in the Protection Segment. Total amortization of deferred policy acquisition costs, including the write-offs mentioned previously, was $48.8 million and $13.1 million for the three month periods ended September 30, 2002 and 2001, respectively, and $64.6 million and $50.6 million for the nine month periods ended September 30, 2002 and 2001, respectively.

Amortization of deferred policy acquisition costs is allocated to: (1) net realized investment and other gains (losses) for those products in which such gains (losses) have a direct impact on the amortization of deferred policy acquisition costs; (2) unrealized investment gains and losses, net of tax, to provide for the effect on the deferred policy acquisition cost assets that would result from the realization of unrealized gains and losses on assets backing participating traditional life insurance and universal life and investment-type contracts; and (3) a separate component of benefits and expenses to reflect amortization related to the gross margins or profits, excluding realized gains and losses, relating to policies and contracts in force.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 2 -- Transactions with Parent

John Hancock provides the Company with personnel, property and facilities in carrying out certain of its corporate functions. John Hancock annually determines a fee (the Parent Company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The Parent Company service fee is included in other operating costs and expenses within the Company's income statements. John Hancock charged the Company a service fee of $38.3 million and $40.0 million for the three month period ended September 30, 2002 and 2001, respectively, and $122.7 million and $120.0 million for the nine month period ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company owed John Hancock $11.5 million related to these services, which is included in other liabilities. John Hancock has guaranteed that, if necessary, it will make additional capital contributions to prevent the Company's shareholder's equity from declining below $1.0 million.

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

(iv)  cumulative effect of an accounting change; and

(v) the surplus tax on mutual life insurance companies that was allocated by John Hancock to the Company.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The following table summarizes selected financial information by segment for the dates and periods indicated, and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income:

As of or for the three months ended September 30, 2002:                       Asset
                                                               Protection   Gathering Consolidated
                                                               -----------------------------------
                                                                          (in millions)
Revenues:
  Revenues from external customers .........................   $   100.4    $     7.1    $   107.5
  Net investment income ....................................        67.2          0.9         68.1
                                                               -----------------------------------
  Segment revenues .........................................       167.6          8.0        175.6
  Net realized investment and other gains (losses) .........        (0.9)          --         (0.9)
                                                               -----------------------------------
  Revenues .................................................   $   166.7    $     8.0    $   174.7
                                                               ===================================
Net Income:
  Segment after-tax operating income .......................   $    22.2    $   (12.2)   $    10.0
  Net realized investment and other gains (losses) .........        (0.5)          --         (0.5)
                                                               -----------------------------------
  Net income ...............................................   $    21.7    $   (12.2)   $     9.5
                                                               ===================================
Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method ...............................   $     0.7           --    $     0.7
  Amortization of deferred policy acquisition costs ........        28.5    $    20.3         48.8
  Segment assets ...........................................   $ 9,744.8    $ 1,457.2    $11,202.0

                                                                              Asset
As of or for the three months ended September 30, 2001:        Protection   Gathering  Consolidated
                                                               -----------------------------------
                                                                          (in millions)
Revenues:
  Revenues from external customers .........................   $    93.0    $     9.2    $   102.2
  Net investment income ....................................        57.9         (0.3)        57.6
                                                               -----------------------------------
  Segment revenues .........................................       150.9          8.9        159.8
  Net realized investment and other gains (losses) .........        (3.3)          --         (3.3)
                                                               -----------------------------------
  Revenues .................................................   $   147.6    $     8.9    $   156.5
                                                               ===================================
Net Income:
  Segment after-tax operating income .......................   $    26.3    $     2.5    $    28.8
  Net realized investment and other gains (losses) .........        (2.0)          --         (2.0)
  Surplus tax ..............................................         4.6           --          4.6
                                                               -----------------------------------
  Net income ...............................................   $    28.9    $     2.5    $    31.4
                                                               ===================================
Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method ...............................   $     3.5           --    $     3.5
  Amortization of deferred policy acquisition costs ........        13.0    $     0.1         13.1
  Segment assets ...........................................   $ 9,194.5    $ 1,642.0    $10,836.5

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                             Asset
As of or for the nine months ended September 30, 2002:         Protection  Gathering  Consolidated
                                                               -----------------------------------
                                                                          (in millions)
Revenues:
  Revenues from external customers .........................   $   286.4    $    24.4    $   310.8
  Net investment income ....................................       194.2          1.1        195.3
                                                               -----------------------------------
  Segment revenues .........................................       480.6         25.5        506.1
  Net realized investment and other gains (losses) .........       (16.3)          --        (16.3)
                                                               -----------------------------------
  Revenues .................................................   $   464.3    $    25.5    $   489.8
                                                               ===================================
Net Income:
  Segment after-tax operating income .......................   $    90.2    $   (10.5)   $    79.7
  Net realized investment and other gains (losses) .........       (10.3)          --        (10.3)
  Class action lawsuit .....................................        (4.5)          --         (4.5)
  Restructuring charges ....................................         0.3           --          0.3
                                                               -----------------------------------
  Net income ...............................................   $    75.7    $   (10.5)   $    65.2
                                                               ===================================
Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method ...............................   $     2.8           --    $     2.8
  Amortization of deferred policy acquisition costs ........        36.6    $    28.0         64.6
  Segment assets ...........................................   $ 9,744.8    $ 1,457.2    $11,202.0

                                                                             Asset
As of or for the nine months ended September 30, 2001:         Protection  Gathering  Consolidated
                                                               -----------------------------------
                                                                          (in millions)
Revenues:
  Revenues from external customers .........................   $   286.1    $    33.1    $   319.2
  Net investment income ....................................       169.8         (1.7)       168.1
                                                               -----------------------------------
  Segment revenues .........................................       455.9         31.4        487.3
  Net realized investment and other gains (losses) .........        (2.7)          --         (2.7)
                                                               -----------------------------------
  Revenues .................................................   $   453.2    $    31.4    $   484.6
                                                               ===================================
Net Income:
  Segment after-tax operating income .......................   $    90.7    $     5.9    $    96.6
  Net realized investment and other gains (losses) .........        (1.8)          --         (1.8)
  Surplus tax ..............................................         4.6           --          4.6
  Cumulative effect of accounting change, net of tax .......        (1.6)          --         (1.6)
                                                               -----------------------------------
  Net income ...............................................   $    91.9    $     5.9    $    97.8
                                                               ===================================
Supplemental Information:
  Equity in net income of investees accounted
    for by the equity method ...............................   $     2.2           --    $     2.2
  Amortization of deferred policy acquisition costs ........        41.0    $     9.6         50.6
  Segment assets ...........................................   $ 9,194.5    $ 1,642.0    $10,836.5

The Company operates only in the United States. The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 4 -- Contingencies and Other Matters

Class Action

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $3.4 million and $14.1 million at September 30, 2002 and December 31, 2001, respectively. There were no costs related to the settlement incurred for the three and nine month periods ended September 30, 2002 or 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

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

Administration of the ADR component of the settlement continues to date. We continue to evaluate the reserve estimate quarterly. Although some uncertainty remains as to the cost of claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

Other Matters

In the normal course of its business operations, the Company is involved in litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of September 30, 2002. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Note 5 -- Value of Business Acquired

The Company's purchased intangible assets include the value of business acquired
(VOBA). The present value of estimated future profits of insurance policies in force related to business acquired is recorded as VOBA. VOBA is amortized in proportion to the present value of expected gross profits of the business acquired.

The following tables set forth certain summarized financial information relating to VOBA as of the dates and periods indicated.

                                                               Accumulated
                                                    Gross     Amortization
                                                   Carrying     and Other   Net Carrying
                                                    Amount       Changes       Amount
                                                -----------------------------------------
                                                              (in millions)
Amortizable intangible assets:
September 30, 2002
  VOBA........................................      $ 25.0      $ (18.9)       $ 6.1

September 30, 2001
  VOBA........................................      $ 25.0      $ (19.0)       $ 6.0

                                                 Three Months Ended   Nine Months Ended
                                                   September 30,        September 30,
                                                  2002        2001    2002        2001
                                                -------------------   -------------------
                                                              (in millions)
Amortization expense:
VOBA, net of tax of $0.2 million and $0.1
  million for the three months ended
  September 30, 2002 and 2001, respectively,
  and net of tax of $0.3 million and $0.4
  million for the nine months ended
  September 30, 2002 and 2001,
  respectively..........................          $ 0.3     $ 0.2      $ 0.5     $ 0.7

Estimated future amortization expense for the
years ended December 31,                                Tax Effect  Net Expense
                                                        -----------------------
                                                            (in millions)

2002..........................................            $ 0.4      $ 0.7
2003..........................................            $ 0.3      $ 0.5
2004..........................................            $ 0.2      $ 0.4
2005..........................................            $ 0.2      $ 0.4
2006..........................................            $ 0.2      $ 0.4
2007..........................................            $ 0.2      $ 0.4

The changes in the carrying value of VOBA, presented for each business segment, for the periods indicated, are as follows:

                                                               Asset
                                                Protection   Gathering    Consolidated
                                                --------------------------------------
                                                          (in millions)
VOBA balance at July 1, 2002..................     $ 7.0       --            $ 7.0
Amortization and other changes:
  Amortization................................      (0.4)      --             (0.4)
  Change in unrealized gains on securities
    available-for-sale........................      (0.5)      --             (0.5)
                                                --------------------------------------
VOBA balance at September 30, 2002............     $ 6.1       --            $ 6.1
                                                ======================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                                                           Asset
                                                            Protection   Gathering  Consolidated
                                                            ------------------------------------
                                                                        (in millions)
VOBA balance at January 1, 2002 .........................   $7.3             --         $7.3
Amortization and other changes:
  Amortization ..........................................   (0.8)            --         (0.8)
  Change in unrealized gains on securities
    available-for-sale ..................................   (0.4)            --         (0.4)
                                                            ------------------------------------
VOBA balance at September 30, 2002 ......................   $6.1             --         $6.1
                                                            ====================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS OF FINANCIAL CONDITION and RESULTS of OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the consolidated and segment financial condition of John Hancock Variable Life Insurance Company (the Company) as of September 30, 2002, compared with December 31, 2001, and its consolidated results of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K). All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov under the name Hancock John Variable Life Insurance Company.

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

Overview

John Hancock Variable Life Insurance Company (the Company), a wholly-owned subsidiary of John Hancock Life Insurance Company (John Hancock or the Parent Company), is a leading life insurance company providing a broad range of products and services in the retail market, which offers insurance protection and asset gathering products and services primarily to retail consumers.

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

Amortization of Deferred Policy Acquisition Costs and Unearned Revenue

Costs that vary with, and are related to, the production of business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed for services to be provided over future periods are recorded as unearned revenue The Company tests the recoverability of its deferred policy acquisition costs quarterly with a model that uses data such as market performance, lapse rates, mortality experience and expense levels. We amortize deferred policy acquisition costs on term life insurance ratably with premiums. We amortize deferred policy acquisition costs on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize deferred policy acquisition costs and unearned revenue such that the percentage of gross profits to the amount of deferred policy acquisition costs and unearned revenue amortized is constant over the life of the policies.

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

Q3 Unlockings: As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life business in the Protection Segment and variable annuity business in the Asset gathering Segment. First, we lowered the long-term growth rate assumption from 9% to 8%, gross of fees (which are approximately 1% to 2%). Second, we lowered average growth rates for the next five years from the mid-teens to 13% gross of fees. Finally, we increased certain fee rates on these policies (the variable series trust (VST) fee increase). These three changes are referred to collectively elsewhere in this document as the Q3 unlocking. The result of these changes in assumptions was a net write-off of deferred policy acquisition costs of $15.1 million in the variable annuity business in the Asset Gathering Segment and $10.2 million (net of $10.4 million of unearned revenue and $1.3 million in policy benefit reserves) in the variable life business in the Protection Segment.

The accelerated amortization will reduce the total amortization of DAC in future periods, but will accelerate the amortization in the short term. We estimate that, in the fourth quarter of 2002, DAC amortization will be accelerated by $0.3 million in the Protection Segment and $0.5 million in the Asset Gathering Segment. As a result of the recent equity market declines and the Q3 unlocking, the sensitivity of future DAC and unearned revenue amortization to equity and fixed income market performance has changed from the amounts that were previously disclosed. As mentioned above, our assumptions for the next five years are an average rate of 13%. To the extent that actual performance varies from that assumption, DAC and unearned revenue amortization will be adjusted. The table below shows the estimated additional/(reduced) amortization that would be expected in the next quarter under various asset growth scenarios.

           Estimated Accelerated (reduced) amortization in Q4 of 2002
                           Annualized Q4 2002 returns

                                                        Asset
                                       Protection     Gathering       Total
                                      ----------------------------------------
                                                   (in millions)

20%.............................         $ (0.9)       $ (0.8)      $ (1.7)
13%.............................             --            --           --
 8%.............................            0.7           0.6          1.3
 0%.............................            1.8           1.7          3.5

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

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

Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of management's judgment. Our approach is based on currently available information, include information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. Our pricing analysts take appropriate action to reduce valuation of securities where an event occurs which negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions, among others. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the CIO and the Bond Investment Committee. See "Management's Discussion and Analysis of Financial and Results of Operations - General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

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

The Company enters into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering life insurance policies written by the parent and all of its U.S. life insurance subsidiaries. The deductible for individual and group coverages combined is $25 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance companies, including the parent. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Economic Trends

The sales and other financial results of our business over the last several years have been affected by general economic and industry trends. The appreciation of equity markets in the 1990's resulted in variable products, including variable life insurance and variable annuities, accounting for the majority of increases in total premiums and deposits for the insurance industry. This trend reversed in 2001 and 2002 due to declines in equity market performance and we have seen investors return to stable investment products. We believe, our diverse distribution network and product offerings will assist in the maintenance of assets and provide for sales growth. Although sales of traditional life insurance products and, more recently, variable annuity products have experienced declines, sales of fixed annuity products, single life insurance, universal life insurance and term life insurance, and corporate owned life insurance have increased.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Results of Operations

The table below presents the consolidated results of operations for the periods presented.

                                                Three Months Ended    Nine Months Ended
                                                  September 30,          September 30,
                                                2002         2001     2002         2001
                                               -----------------------------------------
                                                             (in millions)

Revenues ...................................   $174.7       $156.5   $489.8       $484.6

Benefits and expenses ......................    158.2        117.8    392.0        338.1
                                               -------------------   -------------------

Income before income taxes and
  cumulative effect of accounting change ...     16.5         38.7     97.8        146.5

Income taxes ...............................      7.0          7.3     32.6         47.1
                                               -------------------   -------------------

Income before cumulative effect of
  accounting change ........................      9.5         31.4     65.2         99.4
Cumulative effect of accounting change,
  net of tax (1) ...........................       --           --       --         (1.6)
                                               -------------------   -------------------

Net income .................................   $  9.5       $ 31.4   $ 65.2       $ 97.8
                                               ===================   ===================

(1) Cumulative effect of accounting change is shown net of taxes of $0.4 million for the nine month period ended September 30, 2001. There was no cumulative effect of accounting change for the three and nine month periods ended September 30, 2002, nor for the three month period ended September 30, 2001.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Consolidated pre-tax income of $16.5 million for the three months ended September 30, 2002 decreased by $22.2 million, or 57.4%, from the prior year. The Protection Segment's pre-tax income decreased $3.1 million, or 8.6%, for the three months ended September 30, 2002 compared to the prior year primarily due to higher amortization of deferred policy acquisition costs (DAC) driven by the Q3 unlocking of the DAC asset (See Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements and the Critical Accounting Policies in this MD&A) and increased operating costs and expenses. Pre-tax loss in the Asset Gathering Segment was $16.7 million compared to pre-tax income of $2.4 million in the prior year. This decrease was due to an $18.2 million increase in benefits and expenses primarily driven by amortization of DAC due to the current quarter unlocking of the DAC asset as mentioned previously.

Revenues of $174.7 million for the three months ended September 30, 2002 increased $18.2 million, or 11.6%, compared to the prior year. The Protection Segment's revenues increased $19.2 million due to increases in universal life and investment-type product charges of $9.8 million and net investment income of $9.3 million partially offset by a decrease in premiums. Universal life and investment-type product charges increased as a result of increased expense charges and higher amortization of deferred revenue. The increase in amortization of deferred revenue is related to the Q3 unlocking mentioned previously. Revenues in the Asset Gathering Segment decreased $1.0 million driven by a decrease in investment-type product charges offset by an increase in net investment income. Investment-type product charges decreased as a result of lower account values due to poor separate account performance and policies sold to the Parent Company, at fair value, as part of the safe harbor exchange program in prior periods.

Benefits and expenses of $158.2 million for the three months ended September 30, 2002 increased $40.4 million, or 34.3%, compared to the prior year, due to an increase of $22.2 million, or 20.0%, in the Protection Segment. The increase in the Protection Segment was driven by an increase of $15.4 million in amortization of DAC and an increase of $3.4 million in benefits to policyholders driven by higher claims in the traditional life insurance business. Amortization of DAC increased as a result of the Q3 unlocking of the DAC asset in the non-traditional life insurance business (See Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements and the Critical Accounting Policies in this MD&A). In addition other operating costs and expenses increased by $4.2 million. The increase in other operating costs and expenses is due to growth in the non-traditional life insurance business.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Benefits and expenses in the Asset Gathering Segment increased $18.2 million from the prior year driven by a $20.2 million increase in amortization of DAC, primarily due to the Q3 unlocking of the DAC asset in the variable annuity business. This increase was partially offset by lower operating expenses due to ongoing company-wide cost reduction programs.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

Consolidated pre-tax income of $97.8 million for the nine months ended September 30, 2002 decreased by $48.7 million, or 33.2%, from the prior year. The Protection Segment's pre-tax income decreased $24.8 million, or 17.9%, for the nine months ended September 30, 2002 compared to the prior year due to an increase in net realized investment and other losses of $13.6 million and an increase in benefits to policyholders of $56.3 million, or 27.7%. Offsetting these changes was an increase in net investment income of $24.4 million, or 14.4%, a decrease in other operating costs and expenses of $14.0 million, or 25.7%, and a decrease in amortization of deferred policy acquisition costs of $4.4 million, or 10.7%, despite the impact of the Q3 unlocking (See Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements and the Critical Accounting Policies in this MD&A). Pre-tax income in the Asset Gathering Segment decreased $23.9 million from the prior year. The change in the Asset Gathering Segment was due to an increase of $18.5 million in amortization of deferred policy acquisition costs and a $10.0 million, or 30.2%, decrease in investment-type product charges partially offset by an increase of $2.9 million in net investment income and a decrease of $1.5 million in other operating costs and expenses.

Revenues of $489.8 million for the nine months ended September 30, 2002 increased $5.2 million, or 1.1%, due to a increase of $11.2 million, or 2.5%, in revenues in the Protection Segment and a decrease of $6.0 million in revenues in the Asset Gathering Segment. The Protection Segment's increase in revenues was driven by an increase of $24.4 million, or 14.4%, in net investment income due to increased asset balances, and an increase of $6.7 million, or 2.8%, in universal life and investment-type product charges primarily due to increased expense charges. Partially offsetting these increases was an increase in net realized investment and other losses of $13.6 million, driven by impairments on fixed income securities and a decrease in premiums of 13.5%, or $6.3 million, primarily due to a higher amount of the traditional life insurance business being reinsured. Ceded reinsurance premiums as a percent of premiums were 46% compared to 19% in the prior year resulting from a new life insurance reinsurance treaty implemented during 2001. Revenues in the Asset Gathering Segment decreased $6.0 million, or 19.1%, due to decreases of approximately $10.0 million, or 30.2%, in investment-type product charges offset by an increase in net investment income of $2.9 million and an increase in other revenue of $1.1 million for the nine months ended September 30, 2002 from the prior year. The decrease in investment-type product charges was driven by lower account values due to poor separate account performance and policies sold to the Parent Company as part of the safe harbor annuity exchange program. The increase in net investment income was due to a $46.6 million increase in average invested assets, principally on a line of fixed annuities which was first offered by the Company in the fourth quarter of 2001. The increase in other income was due to a gain on sale, at fair value, of policies to the Parent Company, as part of the safe harbor exchange program in prior periods.

Benefits and expenses of $392.0 million for the nine months ended September 30, 2002 increased $53.9 million, or 15.9%, compared to the prior year due to an increase of $36.0 million, or 11.5%, in the Protection Segment. The increase in the Protection Segment was driven by an increase in benefits to policyholders of $56.3 million, or 27.7%, driven by growth in the non-traditional life insurance business. In addition, Protection Segment benefits to policyholders increased $6.9 million due to a reserve recorded in the second quarter of 2002 for the settlement of the "Modal Premium" class action lawsuit. The reserve was recorded to provide relief to class members and for legal and administrative costs associated with the settlement. The Protection Segment's increase in benefits to policyholders was partially offset by a decrease of $14.0 million, or 25.7%, in operating costs and expenses and a decrease of $4.4 million, or 10.7%, in amortization of deferred policy acquisition costs. The decrease in operating costs and expenses was driven by increased credits of 27.0%, or $19.4 million for reinsurance ceded expense allowance, resulting from both a new traditional life insurance treaty implemented during 2001 and growth in the non-traditional life insurance business. Amortization of deferred policy acquisition costs decreased despite the Q3 unlocking of the DAC asset discussed previously. Benefits and expenses in the Asset Gathering Segment increased $17.9 million from the prior year due to an increase of $18.5 million in amortization of deferred policy acquisition costs, driven by the Q3 unlocking of the DAC asset mentioned previously. This was partially offset by a decrease in other operating costs and expenses of $1.5 million driven by on-going company-wide cost reduction programs.

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

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                     2002          2001      2002         2001
                                                   --------------------------------------------
                                                                  (in millions)
Segment Data: (1)
Segment after-tax operating income:
  Protection Segment ...........................   $ 22.2        $ 26.3    $ 90.2        $ 90.7
  Asset Gathering Segment ......................    (12.2)          2.5     (10.5)          5.9
                                                   --------------------    --------------------
  Total segment after-tax operating income .....     10.0          28.8      79.7          96.6

After-tax adjustments: (1)
  Net realized investment and
    other gains (losses) .......................     (0.5)         (2.0)    (10.3)         (1.8)
  Class action lawsuit .........................       --            --      (4.5)           --
  Surplus tax ..................................       --           4.6        --           4.6
  Restructuring charges ........................       --            --       0.3            --
                                                   --------------------    --------------------
  Total after-tax adjustments ..................     (0.5)          2.6     (14.5)          2.8
                                                   --------------------    --------------------

GAAP Reported:
  Income before cumulative effect
    of accounting change .......................      9.5          31.4      65.2          99.4
  Cumulative effect of accounting change,
    net of tax .................................       --            --        --          (1.6)
                                                   --------------------    --------------------
  Net income ...................................   $  9.5        $ 31.4    $ 65.2        $ 97.8
                                                   ====================    ====================

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

Net realized investment and other gains (losses) have been reduced by amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains (losses). We believe presenting net realized investment and other gains (losses) in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the three and nine months ended September 30, 2002 and 2001.

                                                         Three Months Ended   Nine Months Ended
                                                            September 30,       September 30,
                                                         2002         2001     2002        2001
                                                         --------------------------------------
                                                                      (in millions)

Net realized investment and other gains (losses) .....   $ 0.7       $(4.5)   $(19.2)     $(2.8)

Less amortization of deferred policy acquisition
  costs related to net realized investment and
  other gains ........................................    (1.6)        1.2       2.9        0.1
                                                         -----------------    -----------------
Net realized investment and other gains,
  net of related amortization of deferred
  policy acquisition costs per unaudited
  consolidated financial statements ..................    (0.9)       (3.3)    (16.3)      (2.7)

Less income tax effect ...............................     0.4         1.3       6.0        0.9
                                                         -----------------    -----------------
Net realized investment and other gains
  (losses), net - after-tax adjustment to
  calculate segment operating income .................   $(0.5)      $(2.0)   $(10.3)     $(1.8)
                                                         =================    =================

The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. After-tax restructuring costs net of related curtailment pension and other post employment benefit related gains, were $0.3 million for the nine month periods ended September 30, 2002. No such gains were incurred in the three month periods ended September 30, 2002 and 2001, respectively, or in the nine month period end September 30, 2001.

During the nine month period ended September 30, 2002, the Company incurred a $4.5 million after-tax charge related to the settlement of the Modal Premium class action lawsuit. The settlement agreement involves policyholders who paid premiums on a monthly, quarterly, or semi-annual basis rather than annually. The settlement costs are intended to provide for relief to class members and for legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. Although some uncertainty remains as to the entire cost of claims, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided by the Company.

Effective within the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies and their wholly-owned stock subsidiaries. During the three and nine month periods ended September 30, 2001, the Company recognized a reduction in equity based taxes of $4.6 million, respectively, resulting from a revised estimate related to prior years. This after-tax credit was excluded from after-tax operating income for these periods.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                2002        2001      2002        2001
                                               ----------------------------------------
                                                             (in millions)

Revenues (1) ...............................   $167.6      $150.9    $480.6      $455.9

Benefits and expenses ......................    133.5       111.3     344.3       314.7

Income taxes ...............................     11.9        13.3      46.1        50.5
                                               ------------------    ------------------

Segment after-tax operating income (1) .....     22.2        26.3      90.2        90.7
                                               ------------------    ------------------

After-tax adjustments: (1)
  Net realized investment and other gains
    (losses) ...............................     (0.5)       (2.0)    (10.3)       (1.8)
  Class action lawsuit .....................       --          --      (4.5)         --
  Surplus tax ..............................       --         4.6        --         4.6
  Restructuring charges ....................       --          --       0.3          --
                                               ------------------    ------------------
Total after-tax adjustments ................     (0.5)        2.6     (14.5)        2.8

GAAP Reported:
Income before cumulative effect of
  accounting change ........................     21.7        28.9      75.7        93.5
Cumulative effect of accounting change,
  net of tax ...............................       --          --        --        (1.6)
                                               ------------------    ------------------
Net income .................................   $ 21.7      $ 28.9    $ 75.7      $ 91.9
                                               ==================    ==================

Other Data:
Segment after-tax operating income:
  Non-traditional life (variable and
    universal life) ........................   $ 24.8      $ 26.4    $ 91.3      $ 90.3
  Traditional life .........................     (2.6)       (0.1)     (1.1)        0.4
                                               ------------------    ------------------
Segment after-tax operating income (1) .....   $ 22.2      $ 26.3    $ 90.2      $ 90.7
                                               ==================    ==================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Segment after-tax operating income decreased 15.6%, or $4.1 million, from the prior year. Non-traditional life insurance business after-tax operating income decreased $1.6 million, primarily due to higher amortization of deferred policy acquisition costs (DAC) driven by the Q3 unlocking of the DAC asset and increased operating costs and expenses partially offset by higher net investment income and increased universal life and product-type fee income also driven by the Q3 unlocking. Traditional life insurance business after-tax operating income decreased $2.5 million, primarily due to lower premiums and higher benefits to policyholders partially offset by lower operating costs and expenses.

Revenues increased 11.1%, or $16.7 million from the prior year due to increases in universal life and investment-type products charges and net investment income partially offset by a decrease in premiums. Universal life and investment-type product charges increased 12.5%, or $9.8 million, primarily due to increased expense charges of $6.2 million and higher amortization of unearned revenue of $4.4 million. The increase in amortization of unearned revenue included $10.4 million associated with the Q3 unlocking (See Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited financial statements and the Critical Accounting Policies in this MD&A). The Segment's net investment income increased 16.1%, or $9.3 million, primarily due to increased asset balances. Premiums decreased 15.6%, or $2.3 million, due to a higher percent of the traditional life insurance business being

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

reinsured. Ceded reinsurance premiums as a percent of premiums were at 48% compared to 21% in the prior year resulting from a new life insurance reinsurance treaty implemented during 2001.

Benefits and expenses increased 20.0%, or $22.2 million, from the prior year. Benefits to policyholders increased 4.3%, or $3.4 million, primarily due to higher claims in the traditional life insurance business. Other operating costs and expenses increased 32.2%, or $4.2 million, primarily due to growth in the non-traditional life insurance business. Amortization of deferred policy acquisition costs increased 118.8%, or $15.4 million, primarily due to the non-traditional life insurance business driven by a $21.9 million Q3 unlocking of the DAC asset (See Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited financial statements and the Critical Accounting Policies in this MD&A). The Segment's effective tax rate on operating income was 34.9% compared to 33.6% for the prior year. The increase was primarily due to decreased dividend received deductions.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

Segment after-tax operating income decreased 0.6%, or $0.5 million, from the prior year. Non-traditional life insurance business after-tax operating income increased $1.0 million, primarily due to increased universal life and product-type fee income driven by the Q3 unlocking, higher net investment income, lower operating costs and expenses partially offset by increased benefits to policyholders. Traditional life insurance business after-tax operating income decreased $1.5 million, primarily due to lower premiums and higher benefits to policyholders partially offset by lower operating costs and expenses.

Revenues increased 5.4%, or $24.7 million from the prior year due to increases in universal life and investment-type products charges and net investment income partially offset by a decrease in premiums. Universal life and investment-type product charges increased 2.8%, or $6.7 million, primarily due to increased expense charges of $8.4 million. The Segment's net investment income increased 14.4%, or $24.4 million, primarily due to increased asset balances. Premiums decreased 13.5%, or $6.3 million, due to a higher percent of the traditional life insurance business being reinsured. Ceded reinsurance premiums as a percent of premiums were 46% compared to 19% in the prior year resulting from a new life insurance treaty implemented during 2001.

Benefits and expenses increased 9.4%, or $29.6 million, from the prior year. Benefits to policyholders increased 24.3%, or $49.4 million, primarily due to growth in the non-traditional life insurance business. Other operating costs and expenses decreased 24.7%, or $13.4 million, primarily due to increased credits of 27.0%, or $19.4 million for reinsurance ceded expense allowance, resulting from both a new traditional life reinsurance treaty implemented during 2001 and growth in the non-traditional life insurance business. Amortization of deferred policy acquisition costs decreased 10.7%, or $4.4 million, primarily due to poor mortality experience in the non-traditional life insurance business and also additional amortization in the prior period resulting from the growth of the in-force and poor separate account performance. Partially offsetting this decline was a $21.9 million Q3 unlocking of the non-traditional life insurance business DAC asset mentioned previously. The Segment's effective tax rate on operating income was 33.8% compared to 35.8% for the prior year. The decrease was primarily due to increased dividend received deductions.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Asset Gathering Segment

The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                            2002         2001     2002         2001
                                           ------------------    ------------------
                                                         (in millions)

Revenues (1) ............................  $ 8.0        $ 8.9    $ 25.5       $31.4

Benefits and expenses ...................   24.6          6.5      41.3        23.4

Income taxes ............................   (4.4)        (0.1)     (5.3)        2.1
                                           ------------------    ------------------

Segment after-tax operating income (1) ..  (12.2)         2.5     (10.5)        5.9
                                           ------------------    ------------------

GAAP Reported:
Net income ..............................  $(12.2)      $ 2.5    $(10.5)      $ 5.9
                                           ==================    ==================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Segment after-tax operating income decreased $14.7 million from the prior year. The decrease in segment after-tax operating income was due to a $18.1 million increase in benefits and expenses primarily driven by amortization of deferred policy acquisition costs (DAC) due to the current quarter unlocking of the DAC asset as described in Note 1. Partially offsetting the increase to benefits and expenses were decreased investment-type product charges due to the sale, at fair value of certain policies by the Company to its Parent as part of the safe harbor annuity exchange program and poor equity performance.

Revenues decreased 10.1%, or $0.9 million from the prior year. Lower revenues were due to a decrease in investment-type product charges of 22.8% or $2.1 million from the prior year. Investment-type product charges decreased as a result of lower account values due to poor separate account performance and policies sold to the Parent Company, at fair value, as part of the safe harbor exchange program. This decrease was partially offset by an increase in net investment income of $1.2 million, to $0.9 million, for the three months ended September 30, 2002, due to a $63.8 million increase in average invested assets in the fixed annuity product line, which was first offered by the Company in the fourth quarter of 2001.

Benefits and expenses increased $18.1 million, to $24.6 million from prior year period. The increase in benefits and expenses is due to a $20.2 million increase in amortization of DAC, primarily due to the variable annuity business, driven by the $15.1 million Q3 unlocking of the DAC asset (See Note 1 - Summary of Significant Accounting Policies in the note to the audited consolidated financial statements and the Critical Accounting Policies in this MD&A). This increase in DAC was partially offset by 37.8%, or $2.8 million, lower operating expenses due to ongoing company-wide cost reduction programs. The Segment's effective tax rate on operating income was 26.5% for the three months ended September 30, 2002, due to increased dividend received deductions in variable annuity separate accounts, compared to (4.2)% for the prior year period.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

Segment after-tax operating income decreased $16.4 million from the prior year. The decrease in segment after-tax operating income was due to a $17.9 million increase in benefits and expenses driven by amortization of deferred acquisition costs and a 18.8%, or $5.9 million decrease in revenues due to the decrease in product fees resulting from lower separate account fund values from continued poor equity market performance.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Revenues decreased 18.8%, or $5.9 million from the prior year. Revenues consists primarily of $23.1 million in investment-type product charges on variable annuity products, which decreased 30.2%, or $10.0 million from the prior period. Investment-type product charges decreased as a result of lower account values due to poor separate account performance and policies sold to the Parent Company, at fair value, as part of the safe harbor exchange program. This decrease was partially offset by both an increase in net investment income of $2.9 million for the three months ended September 30, 2002, due in part to an increase of $46.6 million in average invested assets on a line of fixed annuity products, which was first offered by the Company in the fourth quarter of 2001, and an increase of $1.2 million in other income due to the sale, at fair value, of certain accounts by the Company to its Parent as part of the safe harbor annuity exchange program in the current year.

Benefits and expenses increased $17.9 million, to $ 41.3 million from the prior year period. The increase in benefits and expenses is due to a $18.5 million increase in amortization of deferred policy acquisition costs, primarily due to the variable annuity business driven by the $15.1 million Q3 unlocking of the DAC asset, mentioned previously. This increase in deferred policy acquisition costs was partially offset by a decrease of 24.3%, or $4.5 million, in operating expenses due to ongoing company-wide cost reduction programs. The Segment's effective tax rate on operating income was 33.5% for the nine months ended September 30, 2002, due to increased dividend received deductions in variable annuity separate accounts, compared to 26.3% for the prior year period.

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

Management of credit risk is central to our business and we devote considerable resources to the credit analysis underlying each investment acquisition. Our corporate bond management group employs a staff of highly specialized, experienced, and well-trained credit analysts. We rely on these analysts' ability to analyze complex private financing transactions and to acquire the investments needed to profitably fund our liability requirements. In addition, when investing in private fixed maturity securities, we rely upon broad access to proprietary management information, negotiated protective covenants, and call protection features and collateral protection.

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

Product prices are set on the basis of expected default losses over the long term. Actual losses therefore vary above and below this average, and the market value of the portfolio as a whole also changes as market credit spreads move up and down during an economic cycle. The Company is able to hold to this investment strategy over the long term, both because of its strong capital position, the fixed nature of its liabilities and the matching of those liabilities with assets, and because of the experience gained through many decades of a consistent investment philosophy. Despite the current high levels of market default rates and widened credit spreads, we expect losses on our investment portfolio to approximate losses assumed in product pricing over the economic cycle. We generally intend to hold all of our fixed maturity investments to maturity to meet liability payments, and to ride out any unrealized gains and losses over the long term.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Overall Composition of the General Account

Invested assets, excluding separate accounts, totaled $4.1 billion and $3.6 billion as of September 30, 2002 and December 31, 2001, respectively. The portfolio composition has not significantly changed at September 30, 2002 as compared to December 31, 2001. The following table shows the composition of investments in our general account portfolio.

                                  As of September 30,     As of December 31,
                                         2002                   2001
                               ------------------------------------------------
                                Carrying      % of       Carrying     % of
                                  Value       Total       Value       Total
                               ------------------------------------------------
                               (in millions)          (in millions)

Fixed maturity securities (1)   $2,950.4       71.2%   $2,496.2       69.0%
Mortgage loans (2)                 653.0       15.7       580.9       16.0
Real estate                         20.6        0.5        20.6        0.6
Policy loans (3)                   360.1        8.7       352.0        9.7
Equity securities                   14.6        0.4        13.1        0.4
Other invested assets               73.2        1.8        39.6        1.1
Short-term investments               0.1         --          --         --
Cash and cash equivalents (4)       72.5        1.7       115.4        3.2
                               ------------------------------------------------

  Total invested assets         $4,144.5      100.0%   $3,617.8      100.0%
                               ------------------------------------------------

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $50.0 million and $45.6 million as of September 30, 2002 and December 31, 2001, respectively. The total fair value of the fixed maturity security portfolio was $2,950.0 and $2,494.6 million, at September 30, 2002 and December 31, 2001, respectively.
(2) The fair value of the mortgage loan portfolio was $704.6 and $604.3 million as of September 30, 2002 and December 31, 2001, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company. Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of September 30, 2002, fixed maturity securities represented 71.2% of general account investment assets with a carrying value of $3.0 billion, roughly comprised of 63% public securities and 37% private securities. Each year the Company directs the majority of its net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's assets.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

             Fixed Maturity Securities -- By Industry Classification

                                                             As of September 30, 2002
                                    ----------------------------------------------------------------------------
                                                          Carrying  Value          Carrying Value of
                                                   Net     of Securities           Securities with
                                      Total    Unrealized   with Gross    Gross         Gross             Gross
                                    Carrying      Gain      Unrealized  Unrealized    Unrealized       Unrealized
                                      Value      (Loss)       Gains       Gains         Losses            Losses
                                    ----------------------------------------------------------------------------
                                                                  (in millions)
Corporate securities:
    Banking and finance .........   $  440.7   $   20.2    $  349.0     $   23.5      $   91.7          $   (3.3)
    Communications ..............      132.1       (6.3)       57.2          4.4          74.9             (10.7)
    Government ..................       63.5        3.4        47.6          4.3          15.9              (0.9)
    Manufacturing ...............      534.8       13.6       401.3         27.4         133.5             (13.8)
    Oil & gas ...................      354.6        1.7       265.3         20.1          89.3             (18.4)
    Services / trade ............      189.8       10.3       168.2         11.8          21.6              (1.5)
    Transportation ..............      205.1       (2.4)      137.7          9.4          67.4             (11.8)
    Utilities ...................      520.7       (8.3)      345.3         28.5         175.4             (36.8)
                                    ----------------------------------------------------------------------------
  Total Corporate Securities ....    2,441.3       32.2     1,771.6        129.4         669.7             (97.2)

Asset-back and mortgage-backed
  securities ....................      469.4       23.0       392.3         30.2          77.1              (7.2)
U.S. Treasury securities and
  obligations of U.S.
  government Agencies ...........       28.4        2.3        28.4          2.3            --                --
Debt securities issued by
  foreign Governments ...........        5.8       (0.1)        3.5          0.4           2.3              (0.5)
Obligations of states and
  political subdivisions ........        5.5        0.2         5.5          0.2            --                --
                                    ----------------------------------------------------------------------------
  Total .........................   $2,950.4   $   57.6    $2,201.3     $  162.5      $  749.1          $ (104.9)
                                    ============================================================================

As of September 30, 2002, there are $162.5 million of gross unrealized gains and $104.9 million of the gross unrealized losses on the fixed maturities portfolio. $91.5 million, or 87.2%, of those unrealized losses are concentrated in the manufacturing, oil and gas, transportation, utilities and communications industries. Only the communications transportation and utilities have net unrealized losses.

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

Oil & Gas: In the Oil & Gas industry much of our unrealized loss arises from companies in emerging markets, primarily Latin America. Our philosophy in emerging markets is to generally lend to those companies with dollar based export products such as oil companies. Emerging markets continue to experience significant stress and bond prices across most emerging market countries are down. However, our oil & gas investments are faring well as these companies have dollar based revenues to pay their debts and have continued to do so. In many cases, investments are structured so that all export revenues first pass through an offshore trust and our debt service is then paid before any dollars are released back to the company. This type of transaction is known as an export receivables investment. All of our Venezuelan transactions are structured in this manner.

Transportation: The Transportation sector consists largely of air, rail, and automotive manufacturers and service companies. All of these subsectors are experiencing cyclical downturns, particularly the airline industry, having

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

been impacted both by the recession and the fallout from September 11. While most airlines are losing money, we lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles.

Utilities: The Utility sector has faced a number of challenges over the past few years including the California Power Crisis, the Enron bankruptcy, and the recession which has resulted in a drop in demand. More recently, there have been issues around energy trading activities and the financial liquidity of some large merchant industry players. These events caused a general widening in utility and project finance bond spreads over the course of the quarter. We expect continued stress in this sector as owners of merchant plants work through their liquidity issues with the banks. Investors are likely to see continued restructurings and/or bankruptcy filings from those companies unable to reach agreement with the banks. Longer term we believe the reduction in power supply from reduced capital expenditures and the shutting of inefficient plants will support a gradual rise in power prices that will help this sector recover. We currently intend to hold our positions until the recover.

Communications: The Communication sector has experienced aggressive expansion, which has resulted in considerable excess capacity. There have been high profile companies, which have filed for bankruptcy. Among the remaining players, further pressure has resulted. Our strategy has been to focus on operating companies with strong balance sheets and diversified product offerings. As in past recessions, we see pressure on these bonds. We would expect improvement when the economy begins to recover.

The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                         As of September 30, 2002
                                           -----------------------------------------------------
                                              Carrying
                                              Value of
                                             Securities
                                               with
                                               Gross                     Gross
                   S&P Equivalent            Unrealized                Unrealized
  SVO Rating (1)   Designation (2)          Losses (3)(4)  % of Total  Losses (3)(4)  % of Total
------------------------------------------------------------------------------------------------
                                            (in millions)             (in millions)
       1           AAA/AA/A.............        $  160.5       22.2%     $   8.4         8.1%
       2           BBB..................           347.2       48.0         47.9        46.2
       3           BB...................           129.9       17.9         22.8        22.0
       4           B....................            59.1        8.2         15.2        14.7
       5           CCC and lower........            17.6        2.4          9.1         8.8
       6           In or near default ..             9.6        1.3          0.2         0.2
                                           -----------------------------------------------------
                   Total................        $  723.9      100.0%     $ 103.6       100.0%
                                           =====================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $25.2 million and unrealized losses of $1.3 million.
(4) Includes 63 securities that are awaiting an independent rating with a carrying value of $94.6 million and unrealized losses of $3.3 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 12.6% and 3.1% of the total carrying value and total gross unrealized losses of securities in a loss position including redeemable preferred stock, respectively.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

At September 30, 2002, $56.3 million, or 54.3%, of the gross unrealized losses are on securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Any such unrealized losses are recognized in income if, and when, we decide to sell such securities (note that such a decision only would be made with respect to our available-for-sale portfolio). We believe that the discussion of securities with ongoing unrealized losses should focus on below investment grade securities that generally are more likely to develop credit concerns.

As of September 30, 2002, there are $47.3 million of the gross unrealized losses on the below investment grade securities in the fixed maturities portfolios. Of this amount, 67.2% has been in place for over six months. The Company believes, however, that after its comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or mature. The scheduled maturity dates for securities in an unrealized loss position at September 30, 2002 is shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                                 September 30, 2002
                                                    ----------------------------------------
                                                     Carrying Value of
                                                    Securities with Gross   Gross Unrealized
                                                     Unrealized Loss              Loss
                                                    ----------------------------------------
                                                                 (in millions)

Due in one year or less ......................          $ 37.2                      $  2.6
Due after one year through five years ........           216.4                        25.1
Due after five years through ten years .......           278.3                        50.7
Due after ten years ..........................           140.1                        19.3
                                                    ----------------------------------------

Asset-backed and mortgage-backed securities ..            77.1                         7.2
                                                    ----------------------------------------

Total ........................................          $749.1                      $104.9
                                                    =========================================

As of September 30, 2002 we had 11 securities that had an unrealized loss of $2 million or more. They include:

                                                                  Carrying   Unrealized
Description of Issuer                                               Value       Loss
---------------------------------------------------------------------------------------
                                                                      (in millions)

Unregulated power / pipeline energy company ....................   $ 2.4       $7.3
Unregulated energy generator and supplier ......................     9.7        7.0
Secured financings to large US airline .........................     3.1        3.0
US integrated producer of petrochemicals and related
  products .....................................................     6.2        2.9
Large US based merchant energy generator........................     2.5        2.8
Large US wireless telecommunication company.....................    13.0        2.3
Oilfield service company .......................................     2.0        2.2
US telecommunications company ..................................     6.8        2.2
Lease financing with US fossil fuel power generator.............     5.5        2.1
Large integrated energy company ................................     6.2        2.0
Joint venture with Venezuelean oil company with two
  large US oil companies .......................................     6.8        2.6
---------------------------------------------------------------------------------------

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

The following table sets forth the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation. The majority of bonds are investment grade, with 88.3% and 87.7% invested in Category 1 and 2 securities as of September 30, 2002 and December 31, 2001, respectively. Below investment grade bonds were 11.7% and 12.3% of fixed maturity investments excluding redeemable preferred stocks and 8.2% and 8.4% of total invested assets as of September 30, 2001 and December 31, 2001, respectively. This allocation reflects the Company's strategy of avoiding the unpredictability of interest rate risk in favor of relying on the ability of bond analysts to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Controller's department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the CIO and the Bond Investment Committee.

A majority (59.3%) of the below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $30.0 million and $24.7 million as of September 30, 2002 and December 31, 2001, respectively. At September 30, 2002 and December 31, 2001, $0.4 million and $0.5 million, respectively of interest on bonds in or near default was included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                     Fixed Maturity Securities -- By Quality

                                                    As of September 30,      As of December 31,
                                                           2002                    2001
                                                  --------------------------------------------------
     SVO                 S&P Equivalent             Carrying      % of      Carrying       % of
  Rating (1)            Designation (2)           Value (3)(4)    Total   Value (3)(4)     Total
----------------------------------------------------------------------------------------------------
                                                  (in millions)           (in millions)
      1       AAA/AA/A.....................       $   1,003.8       34.6%    $  910.4       37.2%
      2       BBB..........................           1,558.7       53.7      1,237.9       50.5
      3       BB...........................             200.5        6.9        190.2        7.8
      4       B............................              74.2        2.6         59.7        2.4
      5       CCC and lower................              33.2        1.2         27.7        1.1
      6       In or near default...........              30.0        1.0         24.7        1.0
                                                  --------------------------------------------------
              Total........................       $   2,900.4      100.0%    $2,450.6      100.0%
                                                  ==================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $50.0 million and $45.6 million as of September 30, 2002 and December 31, 2001, respectively.
(4) Includes 184 securities that are awaiting an SVO rating with a carrying value of $248.4 million as of September 30, 2002. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.

Mortgage Loans. As of September 30, 2002 and December 31, 2001, the Company held mortgage loans with a carrying value of $653.0 million and $580.9 million, respectively, including $174.1 million and $166.3 million, respectively, of agricultural loans and $478.9 million and $414.6 million, respectively, of commercial loans.

The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agribusiness, timber and production agriculture.

                                  As of September 30, 2002                  As of December 31, 2001
                            -------------------------------------    --------------------------------------
                                                     % of Total                                % of Total
                            Amortized    Carrying     Carrying       Amortized   Carrying       Carrying
                              Cost        Value         Value           Cost       Value          Value
                            -------------------------------------    --------------------------------------
                                (in millions)                            (in millions)
Agri-business ...........   $117.9       $117.1          67.3%       $115.0       $112.8           67.8%
Timber ..................     56.9         56.5          32.4          52.8         52.4           31.5
Production agriculture ..      0.5          0.5           0.3           1.1          1.1            0.7
                            -------------------------------------    --------------------------------------
  Total .................   $175.3       $174.1         100.0%       $168.9       $166.3          100.0%
                            =====================================    ======================================

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

Investment Results

      The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on the general account portfolio decreased from the third quarter of the prior year. The lower yield was the result of old assets rolling over into new investments with lower interest rates. The inflow of new cash was invested at rates that were lower than the overall portfolio earnings rate during the third quarter of 2001.

                                                     Three Months Ended                            Nine Months Ended
                                                As of                  As of                 As of                   As of
                                            September 30,          September 30,          September 30,           September 30,
                                                2002                   2001                   2002                    2001
                                          ----------------------------------------------------------------------------------------
                                           Yield   Amount         Yield    Amount        Yield    Amount         Yield    Amount
                                          ----------------------------------------------------------------------------------------
                                                (in millions)           (in millions)          (in millions)          (in millions)

General account assets-
excluding policy loans
  Gross income ....................       7.03%   $   64.3        7.55%   $   54.6        6.95%      184.2        7.41%   $  158.0
  Ending assets-excluding policy
    Loans .........................                3,784.4                 3,027.6                 3,784.4                 3,027.6
Policy loans
  Gross income ....................       6.09%        5.5        5.65%        4.9        5.90%       15.8        6.21%       16.0
  Ending assets ...................                  360.1                   350.9                   360.1                   350.9

    Total gross income ............       6.94%       69.8        7.35%       59.5        6.85%      200.0        7.28%      174.0

    Less: investment expenses .....                   (1.7)                   (1.9)                   (4.7)                   (5.9)
                                                  --------                --------                --------                --------
      Net investment income .......       6.77%   $   68.1        7.11%   $   57.6        6.69%   $  195.3        7.03%   $  168.1
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

      At the end of each quarter, our Investment Review Committee reviews all securities trading below ninety cents on the dollar, to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. To supplement this process, a bi-annual review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Committee of Finance, a subcommittee of the Board of Directors.

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

      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, or
(2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, and (3) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value.

      Any of these situations could result in a charge to earnings in a future period to the extent of the impairment charge recorded. Because the majority of our portfolio is classified as available-for-sale and held at fair value with the related unrealized gains (losses) recorded in shareholders' equity, the charge to earnings would not have a significant impact on shareholders' equity.

      The Company recorded net realized investment and other losses of $0.9 million and $16.3 million in the three and nine month periods ended September 30, 2002, which were driven by write-downs and sales of securities. The following list shows the largest impairment on fixed income securities recorded during the quarter, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at September 30, 2002.

o $8.4 million on securities issued by the holding company of a large domestic power producer that was downgraded to below investment grade status in July due to liquidity concerns. We also hold senior debt at various projects of this producer that is suported by cash flows of those projects and does not depend on the financial support of the parent.

o $4.2 million on securities of an Australian power project that failed to produce the benefits expected from the deregulation of that country's power industry. The curcumstances of this impairment have no impact on other investments.

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

The liquidity of our insurance operations is also related to the overall quality of our investments. As of September 30, 2002, $2,562.5 million, or 88.3% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $337.9 million, or 11.7%, of fixed maturity investments, and 8.2% of invested assets, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

Net cash (used in) provided by operating activities was $(98.7) million and $243.0 million for the nine months ended September 30, 2002 and 2001, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $341.7 million decrease in the first nine months of 2002 compared to the same period in 2001 resulted primarily from a $340.2 million decrease in policy liabilities.

Net cash used in investing activities was $518.1 million and $481.2 million for the nine months ended September 30, 2002 and 2001, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The increase in cash used in investing activities in 2002 as compared to 2001 resulted from increased net acquisitions of mortgage loans of $60.6 million and short-term investment of $22.9 million, net of maturities, prepayments and scheduled redemptions during the nine months ended September 30, 2002 as compared to same period in 2001. Partially offsetting these uses of cash was an increase in net sales and maturities, prepayments and scheduled redemptions of fixed maturities of $45.7 million during the same nine month period.

Net cash provided by financing activities was $573.9 million and $94.0 million, for the nine months ended September 30, 2002 and 2001, respectively. Changes in cash provided by financing activities relate to excess deposits or withdrawals under investment type contracts. The $479.9 increase for the first nine months of 2002 as compared to the same period in 2001 resulted from a $64.2 million increase in cash payments received as deposits for universal life insurance and investment-type contracts and a $415.7 million reduction in cash payments made on maturities and withdrawals of universal life insurance and investment-type contracts.

We maintain reinsurance programs designed to protect against large or unusual losses. Based on our review of our reinsurers' financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound, and, therefore, that we have so significant exposure to uncollectible reinsurance in excess of uncollectible amounts already recognized in our unaudited consolidated financial statements. The Company has also entered into reinsurance agreements which transfers risks and profits to John Hancock Life Insurance Company, the parent. The reinsurance agreements provide reinsurance expense allowances to reimburse the Company for the

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

related expenses. The agreements cover variable annuity, variable life insurance and term life insurance contracts issued by the Company.

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

These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently-enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws), and the applications and interpretations given to these laws, may adversely affect the Company's sales of insurance and investment-related products; (3) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (4) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our variable life insurance and variable annuity business; (5) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business;
(6) our life insurance and annuity sales are highly dependent on third party distribution relationships; (7) customers may not be responsive to new or existing products or distribution channels, (8) interest rate volatility may adversely affect our profitability; (9) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies; (10) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (11) we face investment and credit losses relating to our investment portfolio (12) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (13) we are subject to risk-based capital requirements and possible guaranty fund assessments; (14) we may be unable to retain personnel who are key to our business; (15) we face risks from ceded reinsurance business in respect to life insurance; (16) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits, could adversely affect the Company's future net income and financial position; (17) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources; and (18) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

At the end of each quarter, the Parent's Investment Review Committee reviews all securities trading below ninety cents on the dollar to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of the analysis are reviewed by the Parent's Committee of Finance, a subcommittee of the Parent's Board of Directors, quarterly. To supplement this process, a bi-annual review is made of the entire fixed maturity portfolio to assess credit quality including a review of all impairments with the Parent's Committee of Finance.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

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

As of September 30, 2002 and December 31, 2002, the Company's fixed maturity portfolio was comprised of 88.3% and 87.7% investment grade securities and 11.7% and 12.3% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given the Parent's proprietary credit evaluation models and experienced personnel.

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

We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of September 30, 2002 and December 31, 2001, the fair value of invested assets supporting duration-managed liabilities was approximately $1,224.9 million and $1,156.0 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of December 31, 2001, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed assets and liabilities based on our targeted mismatch of zero, but could be -/+ $3.1 million based on our operational tolerance of 90 days.

The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of September 30, 2002 and December 31, 2001, the fair value of invested assets supporting liabilities managed under this modeling was approximately $2,985.3 million and $2,680.0 million, respectively. A rate shock (as defined above) would decrease the fair value of these assets by $99.9 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities, thus minimizing the impact on surplus.

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

The Parent's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Parent's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Parent's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions that are managing interest rate risk as of September 30, 2002. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                        As of September 30, 2002
                              ------------------------------------------------------------------------------
                                                                             Fair Value
                                                      ------------------------------------------------------

                                             Weighted
                                Notional   Average Term     -100 Basis                          +100 Basis
                                Amount       (Years)      Point Change (1)  As of 9/30/02   Point Change (1)
                              ------------------------------------------------------------------------------
                                             (in millions, except for Weighted Average Term)

Interest rate swaps.......     $ 2,053.8        4.9           $ (84.9)        $ (53.5)           $ (21.0)
Futures contracts.........          13.0        5.6              (0.7)            0.1                0.8
Interest rate caps........         239.4        5.1               2.3             2.0                2.8
Interest rate floors......         485.4        7.6              25.1            15.0                8.6
                              ------------            ------------------------------------------------------
    Totals................     $ 2,791.6        5.4           $ (58.2)        $ (36.4)          $   (8.8)
                              ============            ======================================================


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

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

ITEM 4. CONTROLS and PROCEDURES

      Our Chief Executive Officer and Controller have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II  OTHER INFORMATION

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) Exhibits

NONE

b) Reports on Form 8-K.

      On August 14, 2002, the Company filed a Current Report on Form 8-K, dated August 14, 2002, reporting under Item 9 thereof the Company's two signed forms of Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002 for the quarter ended June 30, 2002.

      On August 21, 2002, the Company filed a Current Report on Form 8-K, dated August 21, 2002, reporting under Item 5 thereof a change in the Company's counterparty and insurer financial strength ratings and the counterparty and insurer financial strength ratings of the Company's parent, John Hancock Life Insurance Company, as evaluated by Standard & Poor's Ratings Services as of August 20, 2002.

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

                                 JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY


                                 By: /s/ MICHAEL A. BELL
                                 -----------------------------------------------
November 14, 2002                Michael A. Bell
                                 Chairman and Chief Executive Officer


                                 By: /s/ EARL W. BAUCOM
                                 -----------------------------------------------
November 14, 2002                Earl W. Baucom
                                 Controller
                                 (Principal Accounting Officer)

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                 CERTIFICATIONS
                                 --------------

I, Michael A. Bell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John Hancock Variable Life Insurance Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


By: /s/ MICHAEL A. BELL
-----------------------
Michael A. Bell
Chairman and Chief Executive Officer

                  JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY

                                 CERTIFICATIONS
                                 --------------

I, Earl W. Baucom, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John Hancock Variable Life Insurance Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


By: /s/ EARL W. BAUCOM
----------------------
Earl W. Baucom
Controller
(Principal Accounting Officer)